Form 10-Q
period 2021-06-30
Conyers Park III Acquisition Corp.
filed 2021-09-23
CIK 1841137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

CONYERS PARK III ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	001-40719	86-1451191
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

999 Vanderbilt Beach Road, Suite 601 Naples, FL	34108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 429-2211

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	CPAAU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share, included as part of the Units	CPAA	The Nasdaq Stock Market LLC
Warrants included as part of the Units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	CPAAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of September 23, 2021, 35,000,000 shares of Class A common stock, par value $0.0001, and 8,925,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

CONYERS PARK III ACQUISITION CORP.
Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONYERS PARK III ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEET
JUNE 30, 2021

Assets:
Deferred offering costs associated with the initial public offering	561,904
Total assets	$561,904

Liabilities and Stockholders’ Equity:
Current liabilities
Accounts payable and accrued expenses	$464,143
Promissory note – related party	74,761
Total current liabilities	538,904

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding(1)	1,006
Additional paid-in capital	23,994
Accumulated deficit	(2,000)
Total stockholders’ equity	23,000
Total liabilities and stockholders’ equity	$561,904

(1)	This number includes an aggregate of up to 1,312,500 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriters partially exercised their over-allotment option on August 24, 2021; thus, 1,137,500 Founder Shares remain subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK III ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2021	For the Period from January 7, 2021 (inception) Through June 30, 2021
General and administrative expenses	$—	$2,000
Net loss	$—	$(2,000)

Weighted average number of common shares outstanding, basic and diluted(1)	8,750,000	8,750,000
Net loss per common share, basic and diluted	$—	$(0.00)

(1)	This number excludes an aggregate of up to 1,312,500 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriters partially exercised their over-allotment option on August 24, 2021; thus, 1,137,500 Founder Shares remain subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK III ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 7, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class B Common Stock(1)		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 7, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	10,062,500	1,006	23,994	—	25,000
Net loss	—	—	—	(2,000)	(2,000)
Balance as of March 31, 2021 (unaudited)	10,062,500	$1,006	$23,994	$(2,000)	$23,000
Net loss	—	—	—	—	—
Balance as of June 30, 2021 (unaudited)	10,062,500	$1,006	$23,994	$(2,000)	$23,000

(1)	This number includes an aggregate of up to 1,312,500 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriters partially exercised their over-allotment option on August 24, 2021; thus, 1,137,500 Founder Shares remain subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK III ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 7, 2021 (INCEPTION) THROUGH JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(2,000)
Change in operating assets and liabilities:
Accounts payable and accrued expenses	2,000
Net cash used in operating activities	—

Net change in cash	—
Cash at beginning of period	—
Cash at end of period	$—

Supplemental disclosure of noncash activities:
Deferred offering costs included in accounts payable and accrued expenses	$462,143
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$25,000
Deferred offering costs paid by related party under promissory note	$74,761

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

Organization and General

Conyers Park III Acquisition Corp. (the “Company”) was incorporated as a Delaware corporation on January 7, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location, it intends to focus on the consumer sector and consumer-related businesses where its management team’s expertise will provide a competitive advantage. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 7, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the preparation for its initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Conyers Park III Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on August 9, 2021. On August 12, 2021, the Company consummated its Initial Public Offering of 35,000,000 units (the “Units”), including 5,250,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit which is discussed in Note 3, generating gross proceeds of $350 million, and incurring offering costs of approximately $20 million, inclusive of approximately $12 million in deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 6,666,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $10 million (Note 4).

On August 24, 2021, the underwriters partially exercised the over-allotment option to purchase 700,000 Over-Allotment Units at a price of $10.00 per Over-Allotment Unit, generating aggregate gross proceeds of $7,000,000, and the Company incurred $140,000 in cash underwriting fees and $245,000 in deferred underwriting fees. Simultaneously with the partial exercise of the over-allotment option, the Company sold an additional 93,333 Private Placement Warrants to the Sponsor at a price of $1.50 per additional Private Placement Warrant, generating additional gross proceeds of $140,000.

Trust Account

Following the closing of the Initial Public Offering on August 12, 2021 and the closing of the underwriter’s partial exercise of the over-allotment option on August 24, 2021, $357 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering, over-allotment and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in Trust Account as described below.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Stockholders”) of shares of its Class A common stock, par value $0.0001 (the “Class A common Stock”), sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity upon the completion of the Initial Public Offering. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated certificate of incorporation which the Company adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem its Public Shares irrespective of whether such Public Stockholder votes for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares acquired by them in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is restricted from redeeming its shares with respect to more than an aggregate of 10% or more of the Public Shares, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial stockholders”) have agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation (a) that would modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, or August 12, 2023, (the “Combination Period”) or (b) which adversely affects the rights of holders of the Class A common stock, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination during the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all third parties, including vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from January 7, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on August 11, 2021 related to the Initial Public Offering, the audited balance sheet included in the Form 8-K filed by the Company with the SEC on August 18, 2021 and the unaudited balance sheet included in the Form 8-K filed by the Company with the SEC on August 24, 2021.

The Company is reevaluating the accounting treatment for a portion of its Class A common stock and whether it should be recorded as permanent or temporary equity on its balance sheet. While the impact is not expected to be material to the Company's previously filed financial statements, the Company anticipates revising its financial statements as of September 30, 2021 accordingly to classify all of the Class A common stock as temporary equity.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. At June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of June 30, 2021, the carrying values of accounts payable, accrued expenses, and promissory note payable to related party approximate their fair values due to the short-term nature of the instruments.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future conforming events. Accordingly, the actual results could differ from those estimates.

Deferred offering Costs Associated with the Initial Public Offering

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date of the financial statements that are directly related to the Initial Public Offering and were charged to stockholders’ equity upon the completion of the Initial Public Offering on August 12, 2021.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were de minimus as of June 30, 2021.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from January 7, 2021 (inception) through June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from January 7, 2021 (inception) through June 30, 2021.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited financial statements.

Note 3—Initial Public Offering

On August 12, 2021, the Company sold 35,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $350 million, and incurring offering costs of approximately $20 million, inclusive of approximately $12 million in deferred underwriting commissions.

On August 24, 2021, the underwriters partially exercised the over-allotment option to purchase 700,000 Over-Allotment Units at a price of $10.00 per Over-Allotment Unit, generating aggregate gross proceeds of $7,000,000.

Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4—Related Party Transactions

Founder Shares

On March 29, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 10,062,500 shares of Class B common stock, par value $0.0001, (the “Founder Shares”). In June 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors. The initial stockholders agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in part on August 24, 2021; 1,137,500 Founder Shares are subject to forfeiture to the extent the underwriters do not exercise the remainder of their over-allotment option.

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, on August 12, 2021 the Company sold 6,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of approximately $10 million.

On August 24, 2021, simultaneously with the sale of the Over-Allotment Units, the Company consummated the sale of an additional 93,333 Private Placement Warrants at $1.50 per additional Private Placement Warrant, generating additional gross proceeds of $140,000.

Each whole Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. Certain of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering and are held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not consummated within the Combination Period, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under any Working Capital Loan.

Promissory Note

Prior to the closing of the Initial Public Offering, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of March 31, 2022 or the completion of the Initial Public Offering. As of June 30, 2021, $74,761 was outstanding under the Note. On August 12, 2021, the total balance of $172,426 of the Note was repaid to the Sponsor. Because the balance of the Note has been repaid, it is no longer available to the company.

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of an initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5—Commitments & Contingencies

Registration and Stockholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights pursuant to a registration and stockholder rights agreement entered into in connection with the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration and stockholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 5,250,000 Over-Allotment Units to cover over-allotments, if any, at the Initial Public Offering price less underwriting discounts and commissions. On August 24, 2021, the underwriters partially exercised their over-allotment option for 700,000 Over-Allotment Units.

The underwriters were entitled to an underwriting discount of 2% of the gross proceeds of the Initial Public Offering, or $7,000,000 (or up to $8,050,000 if the underwriters’ over-allotment option is exercised in full). Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $12,250,000 (or up to $14,087,500 if the underwriters’ over-allotment option is exercised in full), held in the Trust Account and payable upon the completion of the Company’s initial Business Combination, subject to the terms of the underwriting agreement. The underwriters were entitled an underwriting discount of $7,140,000 in the aggregate, which was paid upon the closing of the Initial Public Offering and the partial exercise of the over-allotment option. In addition, the underwriters are entitled to a deferred fee of $12,495,000 in the aggregate in connection with the closing of the Initial Public Offering and the partial exercise of the over-allotment option.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, and the results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Warrant Liabilities

Private Placement Warrants—The Company will account for the Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the private placement warrants do not meet the criteria for equity treatment thereunder, each private placement warrant must be recorded as a liability. Accordingly, the Company will classify each private placement warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the private placement warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and non-redeemable so long as they are held by the Sponsor or such its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

As of June 30, 2021, there were no Private Placement Warrants issued or outstanding.

Note 7—Stockholders’ Equity

Class A Common Stock—As of June 30, 2021, the Company was authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock—As of June 30, 2021, the Company was authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 10,062,500 shares of Class B common stock issued and outstanding. Of the 10,062,500 shares of Class B common stock outstanding, up to 1,312,500 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represented 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in part on August 24, 2021. As a result, 1,137,500 Founder Shares remain subject to forfeiture to the extent the underwriters do not exercise the remainder of their over-allotment option.

Holders of shares of Class A common stock and holders of shares of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law or stock exchange rule; provided that only holders of shares of Class B common stock have the right to vote on the election of the Company’s directors prior to the initial Business Combination.

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination at a ratio such that the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of shares of Class A common stock issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor upon conversion of Working Capital Loans.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.

Public Warrants—As of June 30, 2021, there were no Public Warrants issued or outstanding.

The Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the consummation of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A common stock issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The registration statement of which the prospectus forms a part registers the shares of Class A common stock issuable upon exercise of the warrants. The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, it will use commercially reasonable efforts to file with the SEC a registration statement registering the issuance of the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. Because the warrants are not exercisable until 30 days after the completion of the initial business combination, the Company does not currently intend to update the registration statement of which the prospectus forms a part or file a new registration statement covering the shares of Class A common stock issuable upon exercise of the warrants until after the initial business combination has been consummated. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination or within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act; provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Redemption of Public Warrants—Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may not exercise their redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

The exercise price and number of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. Other than as described in these financial statements in relation to the Company’s Initial Public Offering (Note 1, 3, and 5) and related transactions, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Conyers Park III Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated on January 7, 2021 as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”) that we have not yet identified. While the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location, it intends to focus on the consumer sector and consumer-related businesses where its management team’s expertise will provide a competitive advantage. Our sponsor is Conyers Park III Sponsor LLC, a Delaware limited liability company (our “Sponsor”).

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on August 9, 2021. On August 12, 2021, we consummated our Initial Public Offering of 35,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”), including 5,250,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $450 million, and incurring offering costs of approximately $20 million, inclusive of approximately $12 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 6,666,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant with our Sponsor, generating gross proceeds of approximately $10 million.

On August 24, 2021, the underwriters partially exercised the over-allotment option to purchase 700,000 Over-Allotment Units at a price of $10.00 per Over-Allotment Unit, generating aggregate gross proceeds of $7,000,000, and the Company incurred $140,000 in cash underwriting fees and $245,000 in deferred underwriting fees. Simultaneously with the partial exercise of the over-allotment option, the Company sold an additional 93,333 Private Placement Warrants to the Sponsor at a price of $1.50 per additional Private Placement Warrant, generating additional gross proceeds of $140,000.

Following the closing of the Initial Public Offering on August 12, 2021 and the closing of the underwriters’ partial exercise of the over-allotment option on August 24, 2021, $357 million ( $10.00 per Unit) of the net proceeds of the Initial Public Offering, over-allotment and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account as described below.

If we are unable to complete a Business Combination within 24 months from the closing of our Initial Public Offering, or August 12, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us for working capital purposes or to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity since inception through June 30, 2021 related to our formation and the preparation for the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 7, 2021 (inception) through June 30, 2021, we had a net loss of $2,000, which consisted solely of general and administrative expenses.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of our Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor and the advancement of funds by our Sponsor to cover our expenses in connection with the Initial Public Offering. As of June 30, 2021, our Sponsor paid for an aggregate of $74,761 to us under the Note. We have not repaid this advance to our Sponsor. On August 12, 2021, the total balance of $172,426 of the Note was repaid to the Sponsor.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). To date, the Company had no borrowings under any Working Capital Loan.

Contractual Obligations

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 5,250,000 Over-Allotment Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On August 24, 2021, the underwriters partially exercised their over-allotment option for 700,000 Over-Allotment Units.

The underwriters were entitled to an underwriting discount of 2% of the gross proceeds of the Initial Public Offering, or $7,000,000 (or up to $8,050,000 if the underwriters’ over-allotment option is exercised in full). Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $12,250,000 (or up to $14,087,500 if the underwriters’ over-allotment option is exercised in full), held in the Trust Account and payable upon the completion of our initial Business Combination, subject to the terms of the underwriting agreement. The underwriters were entitled an underwriting discount of $7,140,000 in the aggregate, which was paid upon the closing of the Initial Public Offering and the partial exercise of the over-allotment option. In addition, the underwriters are entitled to a deferred fee of 12,495,000 in the aggregate in connection with the closing of the Initial Public Offering and the partial exercise of the over-allotment option.

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

Critical Accounting Policies

Deferred offering Costs Associated with the Initial Public Offering

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering, and were charged to stockholders’ equity upon the completion of the Initial Public Offering in August 2021.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the period. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on August 11, 2021, respectively, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On March 29, 2021, the Sponsor paid $25,000, or approximately $0.002 per share, on behalf of the Company in exchange for a capital contribution and in consideration of 10,062,500 shares of Class B common stock, par value $0.0001 per share. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The underwriters exercised their over-allotment option in part on August 24, 2021; 1,137,500 shares of Class B common stock are subject to forfeiture to the extent the underwriters do not exercise the remainder of their over-allotment option.

On August 12, 2021, the Company completed its initial public offering of 35,000,000 Units. Each Unit consists of one share of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) and one-third of one redeemable warrant (each, a “Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, subject to adjustment, pursuant to the Company’s registration statements on Form S-1 (File No. 333-257698). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $350,000,000.

On August 20, 2021, the underwriters notified the Company of their exercise of the over-allotment option in part and, on August 24, 2021, the underwriters purchased 700,000 Over-Allotment Units at $10.00 per Over-Allotment Unit upon the closing of the over-allotment option, generating additional gross proceeds of $7,000,000.

As previously reported on the Form 8-K, on August 12, 2021, simultaneously with the consummation of the IPO, the Company consummated the Private Placement of 6,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $10,000,000. On August 24, 2021, simultaneously with the sale of the additional Over-Allotment Units, the Company consummated the sale of an additional 93,333 Private Placement Warrants at $1.50 per additional Private Placement Warrant, generating additional gross proceeds of $140,000.

A total of $7,000,000 of the net proceeds from the sale of the additional Over-Allotment Units and the additional Private Placement Warrants was deposited in a trust account established for the benefit of the Company’s public stockholders, with Continental Stock Transfer & Trust Company acting as trustee, bringing the aggregate proceeds held in the Trust Account to $357,000,000.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	To be furnished by amendment within the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of September 2021.

CONYERS PARK III ACQUISITION CORP.

By:	/s/ David J. West
Name:	David J. West
Title:	Co-Chief Executive Officer