Form 10-Q
period 2021-09-30
Conyers Park III Acquisition Corp.
filed 2021-11-12
CIK 1841137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, 35,700,000 shares of Class A common stock, par value $0.0001, and 8,925,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

CONYERS PARK III ACQUISITION CORP.
Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONYERS PARK III ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021

Assets:
Current assets:
Cash	$1,625,613
Prepaid expenses	668,938
Total current assets	2,294,551
Marketable securities held in Trust Account	357,000,828
Total assets	$359,295,379

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$108,463
Accounts payable - related party	26,351
Total current liabilities	134,814
Warrant liability	9,599,200
Deferred underwriting commissions	12,495,000
Total liabilities	22,229,014

Commitments and Contingencies
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 35,700,000 shares subject to possible redemption at $10.00 per share redemption value	357,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,925,000 shares issued and outstanding	893
Additional paid-in capital	—
Accumulated deficit	(19,934,528)
Total stockholders’ deficit	(19,933,635)
Total liabilities, Class A common stock subject to possible redemption and stockholders’ deficit	$359,295,379

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK III ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

SEPTEMBER 30, 2021

	For the three months ended September 30, 2021	For the period from January 7, 2021 (inception) through September 30, 2021
General and administrative expenses	$148,511	$150,511
Franchise tax expense	50,000	50,000
Loss from operations	$(198,511)	$(200,511)
Other income (expense)
Income from interest in operating account	28	28
Income from marketable securities held in Trust Account	828	828
Offering costs associated with warrant liability	(17,434)	(17,434)
Change in fair value of warrant liability	338,000	338,000
Net income	$122,911	$120,911

Weighted average shares outstanding, Class A common stock subject to possible redemption	19,310,870	6,653,933
Basic and diluted net income per share, Class A common stock subject to redemption	$0.00	$0.01
Weighted average shares outstanding, Class B common stock	8,822,283	8,774,906
Basic and diluted net income per share, Class B common stock	$0.00	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK III ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN CLASS A COMMON SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 7, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Common Stock Subject to Possible Redemption		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity / Deficit
Balance as of January 7, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	10,062,500	1006	23,994	—	25,000
Net loss	—	—	—	—	—	(2,000)	(2,000)
Balance as of March 31, 2021 (unaudited)	—	$—	10,062,500	$1006	$23,994	$(2,000)	$23,000
Net loss	—	—	—	—	—	—	—
Balance as of June 30, 2021 (unaudited)	—	$—	10,062,500	$1006	$23,994	$(2,000)	$23,000
Sale of 35,700,000 Units, net of warrant liability fair value at issuance	35,700,000	357,000,000	—	—	—	—	—
Fair value of public warrants at initial issuance		(16,466,920)			16,466,920		16,466,920
Excess cash received over fair value of Private Placement Warrants	—	—	—	—	202,800	—	202,800
Offering costs	—	(20,282,346)	—	—	—	—
Forfeiture of Class B common stock by Sponsor	—	—	(1,137,500)	(113)	113	—	—
Accretion of Class A common stock subject to possible redemption	—	36,749,266	—	—	(16,693,827)	(20,055,439)	(36,749,266)
Net income	—	—	—	—	—	122,911	122,911
Balance as of September 30, 2021 (unaudited)	35,700,000	$357,000,000	8,925,000	893	$—	$(19,934,528)	$(19,933,635)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK III ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 7, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

For the period from January 7, 2021 (inception) through September 30, 2021
Cash flows from operating activities:
Net income	$120,911
Adjustments to reconcile net loss to net cash used in operating activities:
Income from marketable securities held in Trust Account	(828)
Offering costs associated with warrant liability	17,434
Change in fair value of warrant liability	(338,000)
Changes in operating assets and liabilities:
Prepaid assets	(668,938)
Accounts payable and accrued expenses	108,463
Accounts payable – related party	26,351
Net cash used in operating activities	(734,607)

Cash flows from investing activities:
Cash deposited in Trust Account	(357,000,000)
Net cash used in investing activities	(357,000,000)

Cash flows from financing activities:
Proceeds from promissory note – related party	172,426
Repayment of promissory note – related party	(172,426)
Gross proceeds from sale of 35,700,000 Units	357,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	10,140,000
Payment of offering costs	(7,779,780)
Net cash provided by financing activities	359,360,220

Net change in cash	1,625,613
Cash at beginning of the period	—
Cash at end of the period	$1,625,613

Supplemental disclosure of cash flow information:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$25,000
Deferred underwriting commission in connection with initial public offering	$12,495,000

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 7, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the preparation for its initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Conyers Park III Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on August 9, 2021. On August 12, 2021, the Company consummated its Initial Public Offering of 35,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units, the “Public Shares”) at $10.00 per Unit, which is discussed in Note 4, generating gross proceeds of $350 million, and incurring offering costs of approximately $20 million, inclusive of approximately $12 million in deferred underwriting commissions (Note 6). The Company granted the underwriters a 45-day option to purchase up to an additional 5,250,000 units at the initial public offering price to cover over-allotments, if any (the “Over-Allotment Units”) at the time of the Initial Public Offering.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 6,666,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $10 million (Note 5).

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

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of shares of its Class A common stock (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity upon the completion of the Initial Public Offering. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated certificate of incorporation which the Company adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem its Public Shares irrespective of whether such Public Stockholder votes for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares acquired by them in connection with the completion of a Business Combination.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $1.6 million in its operating bank account and working capital of approximately $2.2 million.

The Company’s liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor and the advancement of funds by the Sponsor under the Note (as defined below) to cover the Company’s expenses in connection with the Initial Public Offering. As of September 30, 2021, no amounts remained outstanding under the Note. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Revision of Previously Issued Financial Statement

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its unaudited condensed financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these unaudited condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued filings will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.

The impact of the revision on the Company’s audited balance sheet as of August 12, 2021 are reflected in the following table.

Balance Sheet as of August 12, 2021 (audited)	As Previously Reported	Adjustment	As Revised
Class A common stock subject to possible redemption at $10.00 redemption value	$325,298,210	$24,701,790	$350,000,000
Stockholders’ Equity (Deficit)
Class A common stock (excluding shares subject to possible redemption)	$247	$(247)	$—
Additional paid-in capital	$5,028,908	$(5,028,908)	$—
Accumulated deficit	$(30,151)	$(19,672,635)	$(19,702,786)
Total stockholders’ equity (deficit)	$5,000,010	$(24,701,790)	$(19,701,780)

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from January 7, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

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

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future conforming events. Accordingly, the actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. At September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

As of September 30, 2021, the Company had $1,625,613 in cash. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the Financial Accounting Standards Board’s (“FASB”) ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheet primarily due to their short-term nature, except for the warrant liability (see Note 9).

Fair Value Measurements

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

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liability are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common shares issued are charged to stockholders’ equity upon the completion of the Initial Public Offering.

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021, the Class A common stock reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds received from sale of 35,700,000 Units	$357,000,000
Less:
Fair value of public warrants included in the Units sold	(16,466,920)
Offering costs allocated to Class A common stock	(20,282,346)
Add:
Accretion on Class A common stock to redemption value	36,749,266
Class A common stock subject to possible redemption	$357,000,000

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company had deferred tax assets with a full valuation allowance against them.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 18,660,000 shares of the Company’s Class A common stock in the calculation of diluted income per share, the exercise of the warrants and the conversion of the rights into Class A common stock is contingent upon the occurrence of future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public Class A common stock subject to redemption and Class B common stock, the Company first calculated the total income (loss) allocable to both sets of shares. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 69% for the Class A common stock and 31% for the Class B common stock for the three months ended September 30, 2021 and 43% for the Class A common stock and 57% for the Class B common stock for the period from January 7, 2021 (inception) through September 30, 2021, reflective of the respective participation rights.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Period from January 7, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss), as adjusted	$84,367	$38,544	$52,145	$68,766
Denominator:
Basic and diluted weighted average shares outstanding	19,310,870	8,822,283	6,653,933	8,774,906
Basic and diluted net income (loss) per share	$0.00	$0.00	$0.01	$0.01

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt –debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. For smaller reporting companies, this update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The Company’s management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Note 4—Initial Public Offering

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

Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

Note 5—Related Party Transactions

Founder Shares

On March 29, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 10,062,500 shares of Class B common stock, par value $0.0001, (the “Founder Shares”). In September 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors. The initial stockholders agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. With partial exercise of the over-allotment option on August 24, 2021 and subsequent expiration of the over-allotment option on September 23, 2021, 8,925,000 Founder Shares were outstanding as of September 30, 2021 with 1,137,500 Founder Shares forfeited.

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

Each whole Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. Certain of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering and are held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not consummated within the Combination Period, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no borrowings under any Working Capital Loan.

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

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of an initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $20,000 in expenses in connection with such services during the three months ended September 30, 2021 and for the period from January 7, 2021 (inception) through September 30, 2021.

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Commitments & Contingencies

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, and the results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7—Warrant Liability

Private Placement Warrants—The Company accounts for the Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the private placement warrants do not meet the criteria for equity treatment thereunder, each private placement warrant must be recorded as a liability. Accordingly, the Company will classify each private placement warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the private placement warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

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

As of September 30, 2021, there were 6,760,000 Private Placement Warrants outstanding.

Note 8—Class A Common Stock Subject To Possible Redemption

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 35,700,000 shares of Class A common stock issued and outstanding, including shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Note 9—Stockholders’ Equity

Class B Common Stock—As of September 30, 2021, the Company was authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 10,062,500 shares of Class B common stock issued and outstanding. Of the 10,062,500 shares of Class B common stock outstanding, up to 1,312,500 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represented 20% of the Company’s issued and outstanding shares after the Initial Public Offering. With partial exercise of the over-allotment option on August 24, 2021 and subsequent expiration of the over-allotment option on September 23, 2021, 8,925,000 Founder Shares were outstanding as of September 30, 2021 with 1,137,500 Founder Shares forfeited.

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

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

Public Warrants—As of September 30, 2021, there were 11,900,000 Public Warrants outstanding.

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

Note 10—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$357,000,828	$—	$—
Liabilities:
Warrant liability	$—	$—	$9,599,200

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. No transfers to/from Levels 1, 2 or 3 were recognized during the reporting period.

Level 1 assets include investments in money market funds. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The estimated fair value of the Private Placement Warrants is measured at fair value using a Black-Scholes option pricing model with the volatility calculated by backsolving in a Monte Carlo simulation. Inherent in a Black-Scholes option pricing model with the volatility calculated by backsolving in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s select peers. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of August 12, 2021	As of September 30, 2021
Exercise price	$11.50	$11.50
Stock price	$9.44	$9.74
Volatility	28.0%	25.0%
Term (in years)	6.00	5.87
Risk-free rate	1.16%	1.31%
Dividend yield	0.0%	0.0%

The change in the fair value of the warrant liability, measured with Level 3 inputs, for the period ended September 30, 2021 is summarized as follows:

Fair value as of January 7, 2021 (inception)	$—
Fair value of warrant liability at issuance	9,937,200
Change in fair value of warrant liability	(338,000)
Warrant liability balance as of September 30, 2021 (unaudited)	$9,599,200

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Other than as described in these unaudited condensed financial statements in relation to the Company’s Initial Public Offering (Note 1, 4, and 6) and related transactions as well as the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Our registration statement for our Initial Public Offering was declared effective on August 9, 2021. On August 12, 2021, the Company consummated its Initial Public Offering of 35,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units, the “Public Shares”) at $10.00 per Unit generating gross proceeds of $350 million, and incurring offering costs of approximately $20 million, inclusive of approximately $12 million in deferred underwriting commissions. The Company granted the underwriters a 45-day option to purchase up to an additional 5,250,000 units at the initial public offering price to cover over-allotments, if any (the “Over-Allotment Units”) at the time of the Initial Public Offering.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 6,666,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $10 million.

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

Results of Operations

Our entire activity since inception through September 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $122,911, which consisted of $338,000 of non-operating gain resulting from the change in fair value of warrant liability and $856 of income from interest in operating account and marketable securities held in Trust Account, partially offset by $148,511 in general and administrative costs and $17,434 in offering costs associated with warrant liability.

For the period from January 7, 2021 (inception) through September 30, 2021, we had net income of $120,911, which consisted of $338,000 of non-operating gain resulting from the change in fair value of warrant liability and $856 of income from interest in operating account and marketable securities held in Trust Account, partially offset by $150,511 in general and administrative costs and $17,434 in offering costs associated with warrant liability.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $1.6 million in its operating bank account and working capital of approximately $2.2 million.

The Company’s liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor and the advancement of funds by the Sponsor under the Note (as defined below) to cover the Company’s expenses in connection with the Initial Public Offering. As of September 30, 2021, no amounts remained outstanding under the Note. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, and the results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The underwriters were entitled to an underwriting discount of 2% of the gross proceeds of the Initial Public Offering, or $7,140,000 in the aggregate, which was paid upon the closing of the Initial Public Offering and the partial exercise of the over-allotment option. In addition, the underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or $12,495,000 in the aggregate in connection with the closing of the Initial Public Offering and the partial exercise of the over-allotment option.

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. The Company incurred $20,000 in expenses in connection with such services during the three months ended September 30, 2021 and for the period from January 7, 2021 (inception) through September 30, 2021.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. dollars in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liability are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common shares issued are charged to stockholders’ equity upon the completion of the Initial Public Offering.

Warrant Liability

The Company accounts for the Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the private placement warrants do not meet the criteria for equity treatment thereunder, each private placement warrant must be recorded as a liability. Accordingly, the Company will classify each private placement warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the private placement warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 18,660,000 shares of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public Class A common stock subject to redemption and Class B common stock, the Company first calculated the total income (loss) allocable to both sets of shares. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 69% for the Class A common stock and 31% for the Class B common stock for the three months ended September 30, 2021 and 43% for the Class A common stock and 57% for the Class B common stock for the period from January 7, 2021 (inception) through September 30, 2021, reflective of the respective participation rights.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt –debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. For smaller reporting companies, this update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The Company’s management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our unaudited condensed financial statements may not be comparable to companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On March 29, 2021, the Sponsor paid $25,000, or approximately $0.002 per share, on behalf of the Company in exchange for a capital contribution and in consideration of 10,062,500 shares of Class B common stock, par value $0.0001 per share. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). With partial exercise of the over-allotment option on August 24, 2021 and subsequent expiration of the over-allotment option on September 23, 2021, 8,925,000 Founder Shares were outstanding as of September 30, 2021 with 1,137,500 Founder Shares forfeited.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November 2021.

CONYERS PARK III ACQUISITION CORP.

By:	/s/ David J. West
Name:	David J. West
Title:	Co-Chief Executive Officer