Form 10-Q/A
period 2021-09-30
Conyers Park III Acquisition Corp.
filed 2022-02-17
CIK 1841137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Conyers Park III Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Current Report on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Filing”), to remove Note 2—Revision of Previously Issued Financial Statements. The Original Filing included the revision of the Company’s audited balance sheet as of August 12, 2021 (the “Post-IPO Balance Sheet”), which was included in the Current Report on Form 8-K originally filed with the SEC on August 18, 2021 (the “Original Form 8-K”). The Post-IPO Balance Sheet should not have been included in the unaudited Original Filing. On February 9, 2022 the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Post IPO Balance Sheet should be restated to classify all Class A common stock subject to possible redemption in temporary equity. Considering such restatement, the Post IPO Balance Sheet, as well as the relevant portions of any communications which describe or are based on the Post IPO Balance Sheet, should no longer be relied upon. Because the Company’s controls over financial reporting did not provide for the proper classification of the Class A common stock within the Company’s financial statements, such disclosure controls and procedures were not effective, which indicates a material weakness in the Company’s internal controls in the Company’s other periodic filings with the SEC. As a result, the Company filed with the SEC an amendment to the Original Form 8-K to restate the Post-IPO Balance Sheet on February 10, 2022.

This Quarterly Report is also being filed to amend (i) Part I, Item 4 “Controls and Procedures” of the Original Filing to include a revised conclusion that the disclosure controls and procedures were not effective due to the material weakness in the internal control over financial reporting related to the Company’s accounting for complex financial instruments and (ii) Part II, Item 1A “Risk Factors” of the Original Filing in order to include a statement that the Company identified a material weakness in the internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

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

The Company’s sponsor is Conyers Park III Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on August 9, 2021. On August 12, 2021, the Company consummated its Initial Public Offering of 35,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units, the “Public Shares”) at $10.00 per Unit, which is discussed in Note 3, generating gross proceeds of $350 million, and incurring offering costs of approximately $20 million, inclusive of approximately $12 million in deferred underwriting commissions (Note 5). The Company granted the underwriters a 45-day option to purchase up to an additional 5,250,000 units at the initial public offering price to cover over-allotments, if any (the “Over-Allotment Units”) at the time of the Initial Public Offering.

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

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of shares of its Class A common stock (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 4). These Public Shares were classified as temporary equity upon the completion of the Initial Public Offering. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated certificate of incorporation which the Company adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem its Public Shares irrespective of whether such Public Stockholder votes for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 3) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares acquired by them in connection with the completion of a Business Combination.

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

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 4) held in the Trust Account in the event the Company does not complete a Business Combination during the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all third parties, including vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $1.6 million in its operating bank account and working capital of approximately $2.2 million.

The Company’s liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor and the advancement of funds by the Sponsor under the Note (as defined below) to cover the Company’s expenses in connection with the Initial Public Offering. As of September 30, 2021, no amounts remained outstanding under the Note. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the Financial Accounting Standards Board’s (“FASB”) ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheet primarily due to their short-term nature, except for the warrant liability (see Note 8).

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt –debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. For smaller reporting companies, this update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The Company’s management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

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

Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

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

Note 6—Warrant Liability

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

Note 7—Class A Common Stock Subject To Possible Redemption

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

Note 8—Stockholders’ Equity

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

Note 9—Fair Value Measurements

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

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Other than as described in these unaudited condensed financial statements in relation to the Company’s Initial Public Offering (Note 1, 3, and 5) and related transactions as well as the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

The Company’s liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor and the advancement of funds by the Sponsor under the Note (as defined below) to cover the Company’s expenses in connection with the Initial Public Offering. As of September 30, 2021, no amounts remained outstanding under the Note. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt –debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. For smaller reporting companies, this update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The Company’s management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness in our internal controls over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2021, other than noted below, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on August 11, 2021, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management and our audit committee also concluded that it was appropriate to restate the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 and restate the audited balance sheet as of August 12, 2021 included in our Current Report on Form 8-K originally filed on August 18, 2021.

As described elsewhere in this Report, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the public shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of its Class A ordinary shares subject to possible redemption, the Company’s management has determined that the Class A ordinary shares include certain provisions that require classification of all of the Class A ordinary shares as temporary equity regardless of the net tangible assets redemption limitation contained in the charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Class A ordinary shares subject to possible redemption, see “Part II, Item 9A: Controls and Procedures” included in this Report.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of February 2022.

CONYERS PARK III ACQUISITION CORP.

By:	/s/ David J. West
Name:	David J. West
Title:	Co-Chief Executive Officer