Form 10-K
period 2021-12-31
Conyers Park III Acquisition Corp.
filed 2022-03-28
CIK 1841137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-40719

CONYERS PARK III ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-1451191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

999 Vanderbilt Beach Road, Suite 601 Naples, FL	34108
(Address of principal executive offices)	(Zip Code)

(212) 429-2211
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	CPAAU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share, included as part of the units	CPAA	The Nasdaq Stock Market LLC
Warrants included as part of the Units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	CPAAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s Units began trading on the Nasdaq Capital Market (“Nasdaq”) on August 10, 2021 and the registrant’s shares of Class A common stock, par value $0.0001 (the “Class A common stock”) and warrants began trading on the Nasdaq on September 28, 2021. The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on December 31, 2021, as reported on the Nasdaq, was $348,075,000.

As of March 28, 2022, 35,700,000 shares of Class A common stock (which includes shares of Class A common stock that are underlying the Company’s units), par value $0.0001, and 8,925,000 shares of Class B common stock, par value $0.0001 (the “Class B common stock”), were issued and outstanding.

CONYERS PARK III ACQUISITION CORP.

Form 10-K

For the Year Ended December 31, 2021

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“we,” “us,” “company” or “our company” are to Conyers Park III Acquisition Corp.;

●	“public shares” are to shares of our Class A common stock sold as part of the Units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including, without limitation, our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team have purchased public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“management” or our “management team” are to our executive officers and directors;

●	“sponsor” are to Conyers Park III Sponsor LLC, a Delaware limited liability company and an affiliate of Centerview Capital;

●	“founder shares” are to shares of our Class B common stock, 8,925,000 of which are currently outstanding and have been issued to our initial stockholders prior to our initial public offering and the shares of our Class A common stock issued upon the conversion thereof;

●	“Centerview Capital” are to Centerview Capital Holdings LLC, a Delaware limited liability company and its affiliates;

●	“Centerview Capital Consumer” are collectively to (i) the consumer private equity investment business sponsored by Centerview Capital, and (ii) the various entities and funds that are engaged in such business;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering; and

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering.

●	“specified future issuance” are to an issuance of a class of equity or equity-linked securities to specified purchasers, which may include affiliates of Centerview Capital, that we may determine to make in connection with financing our initial business combination.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

iii

PART I

Item 1. Business

General

We are a newly organized blank check company incorporated as a Delaware corporation on January 7, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination.

While we may pursue an acquisition opportunity in any industry or sector, we are focused on the consumer sector and consumer-related businesses, which complements our management team’s expertise and which will benefit from our operational value add. We believe that the experience and capabilities of our management team will make us an attractive partner to potential target businesses, enhance our ability to complete a successful business combination, and bring value to the business post-business combination. Not only does our management team bring a combination of operating, investing, financial and transactional experience, but also has worked closely together in the past at multiple consumer companies, creating value for shareholders. We believe that companies operating in the consumer sector have characteristics which make them attractive investments. Many companies in the consumer industry generate high margins and strong free cash flow, maintain operational stability throughout economic cycles, and serve as good platforms for future acquisitions. Furthermore, these companies can create significant value by introducing new products and/or services to the marketplace, growing distribution, and building brands that resonate in households worldwide. Our management team has executed on these growth strategies throughout their careers.

Our management team has prior experience in raising blank check companies similar to our own company and executing successful business combinations. Please refer to the paragraphs below under “Conyers Park Acquisition Corp.” and “Conyers Park II Acquisition Corp.” for more detail on our prior blank check companies’ respective business combinations with Atkins Nutritionals, Inc. (to form The Simply Good Foods Company) in 2017 and with Advantage Solutions in 2020.

Our management team is led by James M. Kilts and David J. West, our Co-Chief Executive Officers, Brian K. Ratzan, our Chief Financial Officer and Max Papkov, our Vice President of Strategy. Mr. Kilts’ and Mr. West’s careers have centered on identifying and implementing value creation initiatives throughout the consumer industry. They have collectively created approximately $50 billion in shareholder value throughout their combined 75+ year careers in the consumer industry by relying on what we believe to be tried-and-true management strategies: cost management and productivity enhancement and reinvesting the savings behind product innovation, marketing and brand building. Mr. Ratzan and Mr. Papkov collectively bring 35+ years of private equity and special purpose acquisition company (“SPAC”) investing experience. The deep operating experience of Mr. Kilts and Mr. West complements Mr. Ratzan’s and Mr. Papkov’s financial and transactional expertise to create a unique team capable of identifying attractive investments and executing deals in the consumer sector.

Mr. Kilts is a renowned leader in the consumer industry, with over 40 years of experience leading a range of companies and iconic brands. Mr. Kilts served as Chairman of the Board, Chief Executive Officer and President of The Gillette Company, or Gillette, from 2001 until it merged with The Procter & Gamble Company in 2005; at that time he became Vice Chairman of the Board of The Procter & Gamble Company. Before Mr. Kilts joined Gillette, the company’s sales had been flat for four years, and it had missed earnings estimates for 14 consecutive quarters. Mr. Kilts took steps to rebuild the management team, cut costs and reinvest the savings in innovation and marketing. During his tenure as Chief Executive Officer, Mr. Kilts oversaw the creation of approximately $30 billion in equity value for Gillette’s public shareholders, with Gillette’s share price appreciating 110% while the S&P 500 declined 3% over the same time period. Under Mr. Kilts’ leadership, Gillette rejoined the top ranks of consumer products companies as sales increased an average of 9% each year. The Harvard Business Review cited Mr. Kilts’ leadership as the driving force behind Gillette’s turnaround. Prior to Gillette, Mr. Kilts served as President and Chief Executive Officer of The Nabisco Company, or Nabisco, from 1998 until its acquisition by The Philip Morris Companies in 2000. Before joining Nabisco, Mr. Kilts was an Executive Vice President of The Philip Morris Companies from 1994 to 1997 and headed the Worldwide Food group. In that role, Mr. Kilts was responsible for integrating Kraft and General Foods and for shaping the group’s domestic and international strategy. Mr. Kilts had previously served as President of Kraft USA and Oscar Mayer. More recently, Mr. Kilts served as Chairman of the Board of Nielsen Holdings PLC from 2011 to 2014 while it was under private ownership. During this time Mr. Kilts worked closely with management to defend key existing customers and win new business. During their investment period, the investor group’s equity value creation was nearly $7 billion.

Mr. West is an established leader in the consumer industry, with over 30 years of experience leading a range of companies and well-known brands. Mr. West served as Chief Executive Officer and President of Big Heart Pet Brands (formerly Del Monte Foods) from 2011 to 2015. Mr. West worked closely with Mr. Kilts during this time period, as Mr. Kilts was Chairman of the Board of Big Heart Pet Brands. Mr. West repositioned the business to focus on growth and innovation, enhance distribution, and develop a marketing culture to focus on brands and products. The J. M. Smucker Company purchased Big Heart Pet Brands in March 2015. During his tenure as Chief Executive Officer of Big Heart Pet Brands, Mr. West oversaw the creation of approximately $2 billion of equity value for investors. Prior to joining Big Heart Pet Brands, Mr. West served as the Chief Executive Officer, President and a director of The Hershey Company, or Hershey, from 2007 to 2011. Under Mr. West’s leadership, Hershey experienced net sales and profit growth and strong shareholder returns, and was recognized as one of the World’s 100 Most Innovative Companies by Forbes Magazine in 2011. The success created by Mr. West’s leadership at Hershey led to more than $5 billion of equity value creation for shareholders during his tenure. Hershey’s share price appreciated 68% during this time period, while the S&P 500 was flat. Prior to joining Hershey in 2001, Mr. West spent 14 years with Nabisco, where he worked closely with Mr. Kilts during Mr. Kilts’ tenure as Chief Executive Officer.

Our sponsor is an affiliate of Centerview Capital. Founded in 2006, Centerview Capital sponsors multiple investment funds, including consumer funds (also known as Centerview Capital Consumer) and technology funds (also known as Centerview Capital Technology). Our management team, including James M. Kilts, David J. West, Brian K. Ratzan and Max Papkov, are all partners and/or investment professionals of Centerview Capital Consumer. Our management team has made investments across the consumer industry spectrum, including the food and beverage, household/personal care and consumer services sectors with a proven track record of identifying high-quality assets, businesses and management teams. Centerview Capital is associated with Centerview Partners. Certain partners in Centerview Partners are also partners (either directly or indirectly) in the ultimate general partner and the manager of Centerview Capital Consumer’s investment funds, and serve on Centerview Capital Consumer’s investment committee. Centerview Partners is a leading independent investment banking and advisory firm which provides advice on mergers and acquisitions, financial restructurings, valuation and capital structure to companies, institutions and governments. Since the founding of Centerview Partners in 2006, the firm has advised on nearly $3 trillion of transactions. Centerview Partners’ clients include over 20% of the 50 largest companies in the world by market capitalization, including many of the world’s most influential consumer companies, which we believe further broaden our reach and network of deal contacts.

Our management team’s proprietary deal sourcing network, ranging from industry executives, private owners, private equity funds and investment bankers, in addition to the extensive global industry and geographical reach of Centerview Capital Consumer and Centerview Partners, will enable us to pursue a broad range of opportunities across the entire consumer sector. Our management believes that its ability to identify and implement operational value creation initiatives will remain central to its differentiated acquisition strategy. Additionally, our network and current affiliations will allow us to lean heavily on an existing infrastructure of resources that will assist in due diligence and ultimately structuring an acquisition.

Conyers Park Acquisition Corp.

In April 2016, our management team founded Conyers Park Acquisition Corp. (“Conyers Park I”), a blank check company formed for substantially similar purposes as our company. Conyers Park I completed its initial public offering in July 2016, generating aggregate proceeds of $402.5 million, which it used to complete a business combination with Atkins Nutritionals, Inc. in July 2017 and to form The Simply Good Foods Company (“Simply Good Foods”). Simply Good Foods is a developer, marketer and seller of branded nutritional foods and snacking products including nutrition bars, ready-to-drink shakes, snacks and confectionery products marketed under the Atkins®, Quest® and Atkin Endulge® brand names. Since the business combination, Simply Good Foods has executed on its strategic plan and grown the business organically through product innovation, improved packaging and new marketing campaigns. Simply Good Foods also acquired Quest Nutrition in November 2019 for $1.0 billion, which further strengthened Simply Good Foods’ position within the nutritional snacking category by expanding its portfolio of brands and product offerings. Total reported net sales for Simply Good Foods and Atkins® North America brand net sales (an organic measure) have grown at 26% and 12% CAGRs, respectively, from FY2017 to FY2021. Simply Good Foods’ common stock is listed on the Nasdaq under the symbol “SMPL”. Mr. Kilts and Mr. West currently serve as Chairman and Vice Chairman, respectively, and Mr. Ratzan currently serves as a Director of Simply Good Foods.

Conyers Park II Acquisition Corp.

In May 2019, our management team founded Conyers Park II Acquisition Corp. (“Conyers Park II”), a blank check company formed for substantially similar purposes as our company and Conyers Park I. Conyers Park II completed its initial public offering in July 2019, generating aggregate proceeds of $450 million, which it used to complete a business combination with Advantage Solutions Inc. (“Advantage Solutions” or “Advantage”), in October 2020. The combination valued Advantage at an enterprise value of approximately $5.2 billion and included a common stock private placement of $855 million, of which $500 million was raised from institutional investors. Advantage is a leading provider of sales and marketing services to consumer goods brands and retailers. Advantage’s data and technology-enabled omnichannel solutions — including sales, retail merchandising, business intelligence, digital commerce and a full suite of marketing services — help brands and retailers across a broad range of channels drive consumer demand, increase sales and achieve operating efficiencies. Advantage’s common stock is listed on the Nasdaq under the symbol “ADV”. Mr. Kilts serves as Chairman and Mr. West and Mr. Ratzan currently serve as Directors of Advantage.

Potential Special Purpose Acquisition Vehicles

We expect that members of our management team and our board, as well as Centerview Capital, are likely to sponsor, form or participate in other blank check companies during the period in which we are seeking an initial business combination, and these future blank check companies that members of our management team, our board and/or Centerview Capital, may be affiliated with, may compete with us for acquisition opportunities. We would expect that any such blank check companies that members of our management team, our board and/or Centerview Capital are affiliated with in the future will have a more generalist focus than our company, although like our company, they would not be limited in their ability to pursue an initial business combination in the consumer sector and consumer related businesses. However, given the history of our management team and board in executing successful business combinations with Conyers Park I and Conyers Park II, we would anticipate that appropriate targets in the consumer sector and consumer related businesses would be more likely to seek to enter into a transaction with our company rather than a blank check company that does not have a specific emphasis on the consumer sector. See Part III, Item 10 “Directors, Executive Officers and Corporate Governance — Conflicts of Interest” for a discussion of the fiduciary and contractual obligations members of our management team and board have or may have in the future.

With respect to the foregoing examples, past performance by our management team or Centerview Capital Consumer, including with respect to Conyers Park I and Conyers Park II and, in turn, Simply Good Foods and Advantage, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical record of our management’s or Centerview Capital Consumer’s performance as indicative of our future performance. In addition, for a list of our executive officers and entities for which a conflict of interest may or does exist between such officers and the company, as well as the priority and preference that such entity has with respect to performance of obligations and presentation of business opportunities to us, please refer to the table and subsequent explanatory paragraph under Part III, Item 10 “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and build a company in the consumer sector that complements the experience of our management team and can benefit from its strategic and operational expertise. After our initial business combination, we envision our strategy may include additional mergers and acquisitions with a focus on generating attractive risk adjusted returns for our stockholders. We will leverage our management team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the consumer sector could effect a positive transformation or augmentation of existing businesses to improve their overall value.

We have utilized and plan to continue to utilize the network and industry experience of Mr. Kilts, Mr. West, Mr. Ratzan, Mr. Papkov, our sponsor and their affiliates and our association with Centerview Partners in seeking an initial business combination and employing our acquisition strategy. Over the course of their careers, the members of our management team and their affiliates have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. This network has been developed through our management team’s:

●	extensive experience in sourcing, structuring, acquiring, operating, integrating, developing, growing, financing and selling businesses;;

●	deep relationships with sellers, financing providers and target management teams; and

●	experience in executing transactions in the consumer sector under varying economic and financial market conditions.

We expect these networks will continue to provide our management team with a robust flow of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, which may include investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Upon completion of our initial public offering, members of our management team communicated with their vast networks of relationships to articulate the parameters of our search for a target company and a potential initial business combination and began the process of pursuing and reviewing potentially interesting leads.

Acquisition Criteria

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire companies that we believe:

●	have market and/or cost leadership positions in their respective consumer niches and would benefit from our extensive networks and insights within the consumer sector;

●	provide enduring products or services, with the potential for revenue, market share and/or distribution improvements;

●	are well-positioned within emerging growth areas of the consumer sector, including agricultural and farm technologies, protein alternative products and infrastructure technologies;

●	offer the opportunity for our management team to partner with established management teams or business owners to achieve long-term strategic and operational excellence;

●	exhibit unrecognized value or other characteristics, desirable returns on capital and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review; and

●	will offer an attractive risk-adjusted return for our stockholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our operational and capital allocation experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm, which is a member of the Financial Industry Regulatory Authority (“FINRA”) or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In particular, because the founder shares were purchased at approximately $0.002 per share, the holders of our founder shares (including members of our management team that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public stockholders lose money on their investment as a result of a decrease in the post-combination value of their shares of common stock (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

All of the members of our management team are employed by Centerview Capital Consumer. Centerview Capital Consumer is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination. In addition, members of our management team and certain directors were previously in discussions with potential business combination partners in their capacity as officers and directors of Conyers Park I and II. We have not (nor has anyone on our behalf) contacted any prospective target business with respect to a business combination transaction with us. We may pursue any business combination target that has already been considered by members of our management team, our board, Centerview Capital and/or Centerview Partners in a different context.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity.

In addition, we may, at our option, pursue an Affiliated Joint Acquisition (as defined below) opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

In addition to the above, some of our executive officers have fiduciary or contractual duties to Simply Good Foods, Advantage, Centerview Capital Consumer and/or to certain companies in which Centerview Capital Consumer has invested. As a result, some of our officers may have a duty to offer acquisition opportunities to certain parties before we can pursue such opportunities. Our executive officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities. However, we do not expect either potential conflicts of interest or the time taken by our management team’s other duties to present a significant constraint in our ability to identify, diligence and execute potential business combinations. Moreover, some of our executive officers have time and attention requirements for private investment funds of which affiliates of Centerview Capital Consumer are the investment managers.

In addition to the entities for which members of our management team and our board have current fiduciary or contractual obligations, we expect that members of our management team and our board, as well as Centerview Capital and Centerview Partners, are likely to sponsor, form or participate in other blank check companies during the period in which we are seeking an initial business combination. As a result, all of the entities for which members of our management team and our board have current fiduciary or contractual obligations, as well as any future blank check company that members of our management team, our board and/or Centerview Capital, may be affiliated with, may compete with us for acquisition opportunities. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our initial business combination.

We would expect that any such blank check companies that members of our management team, our board and/or Centerview Capital are affiliated with in the future will have a broader industry scope than our company, although like our company, they would not be limited in their ability to pursue an initial business combination in the consumer sector and consumer related businesses. However, given the history of our management team and board in executing successful business combinations with Conyers Park I and Conyers Park II, we would anticipate that appropriate targets in the consumer sector and consumer related businesses would be more likely to seek to enter into a transaction with our company rather than a blank check company that does not have a specific emphasis on the consumer sector.

Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any of our directors or officers unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. Accordingly, if any of our executive officers, directors or director nominees becomes aware of a business combination opportunity which is suitable for any of the above entities, or any blank check company our executive officers, directors or director nominees may be affiliated with in the future, and to which he or she has current or future fiduciary or contractual obligations, and such opportunity was not presented to such individual solely in their capacity as a director or officer of our company, we would expect that he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. Conversely, if such individual was presented an opportunity solely in their capacity as a director or officer of our company, and our company is legally and contractually permitted to undertake, and it would otherwise be reasonable for us to pursue, such opportunity, we would expect he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to our company and only present it to such other entities for which he or she has fiduciary or contractual obligations if we reject the opportunity. Finally, if such individual was presented or made aware of a business combination opportunity not in their capacity as a director or officer of our company or any other entity to which they have fiduciary or contractual obligations, such individual would have discretion as to which entity it would present such business combination opportunity.

Significant Activities Since Inception

On August 12, 2021, we consummated our initial public offering of 35,700,000 Units (each a “Unit” and, collectively, the “Units”), including Units issued pursuant to the partial exercise of the underwriters’ option to purchase additional Units to cover overallotments. Each Unit consists of one share of Class A common stock, $0.0001 par value per share, and one-third of one redeemable warrant, to purchase one share of Class A common stock at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $357,000,000 (before underwriting discounts and commissions and offering expenses). Simultaneously with the consummation of our initial public offering and the sale of the Units, we consummated the private placement of 6,760,000 warrants at a price of $1.50 per private placement warrant, issued to our sponsor, generating total proceeds of $10,140,000.

Approximately $357 million of the net proceeds from the initial public offering (including the over-allotment) and certain of the proceeds of the private placements with our sponsor were deposited in a trust account established for the benefit of our public stockholders.

Our Units began trading on August 10, 2021 on the Nasdaq under the symbol “CPAAU.” Commencing on September 30, 2021, the securities comprising the Units began separate trading. The Units, common stock, and warrants are trading on the Nasdaq under the symbols “CPAAU,” “CPAA” and “CPAAW,” respectively.

Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria.

We may, at our option, pursue an acquisition opportunity jointly with one or more entities affiliated with Centerview Capital and/or one or more investors in funds managed by Centerview Capital, which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout this Report. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B common stock, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding upon completion of our initial public offering plus all shares issued in the specified future issuance, unless the holders of a majority of the then-outstanding shares of Class B common stock agreed to waive such adjustment with respect to the specified future issuance at the time thereof. They may waive such specified future issuance due to (but not limited to) the following: (i) closing conditions which are part of the initial business combination; (ii) during negotiations with Class A stockholders on structuring an initial business combination; (iii) during negotiations with parties providing financing which would trigger the anti-dilution provisions of the Class B common stock; or (iv) as part of the Affiliated Joint Acquisition. We cannot determine at this time whether a majority of the holders of our Class B common stock at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, including an Affiliated Joint Acquisition as described above. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions. See Part III, Item 10 “Directors, Executive Officers and Corporate Governance” for a more complete description of our management team’s experience.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of shares of our Class A common stock held by non-affiliates exceeds $250 million as of the prior June 30, and (2) our annual revenues exceeded $100 million during such completed fiscal year or the market value of shares of our Class A common stock held by non-affiliates exceeds $700 million as of the prior June 30.

Financial Position

With funds available for a business combination in the amount of $344,511,796, after payment of $12,495,000 of deferred underwriting fees, and before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We currently do not have any specific transaction under consideration with a target business with which to consummate our initial business combination. Certain members of our management team are employed by Centerview Capital Consumer. Centerview Capital Consumer is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination, but we have not (nor has anyone on our behalf) contacted any prospective target business with respect to a business combination transaction with us.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (which may include a specified future issuance), and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms, including one or more of the underwriters or one of their respective affiliates, or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In addition, the underwriters may provide these services without additional compensation. We will formally engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in Part III, Item 10 “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

Selection of a Target Business and Structuring of our Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we are not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors in our initial public offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our business combination.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers and inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we focus our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that those additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding shares of common stock or voting power of 5% or more; or the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place;

●	the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a stockholder vote;

●	the risk that the stockholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which will require insiders to refrain from purchasing shares during certain blackout periods and when they are in possession of any material nonpublic information and to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as such purchases will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay up to $1,000,000 of our working capital requirements as well as to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors described above “— Stockholders May Not Have the Ability to Approve our Initial Business Combination”, such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and have agreed to vote their founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need 13,387,501, or 37.5%, of the 35,700,000 public shares outstanding to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 10% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 10% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 10% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until August 12, 2023.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our sponsor, officers and directors have agreed that if we do not complete our initial business combination by August 12, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay up to $1,000,000 of our working capital requirements as well as to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by August 12, 2023.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by August 12, 2023. However, if our initial stockholders acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by August 12, 2023.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 12, 2023 or which adversely affects the rights of holders of our Class A common stock, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay up to $1,000,000 of our working capital requirements as well as to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,000,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay up to $1,000,000 of our working capital requirements as well as to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses. The amount of interest available to us from the trust account may be less than $1,000,000 as a result of the current interest rate environment.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $1,000,000 from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by August 12, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by August 12, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination within 24 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay up to $1,000,000 of our working capital requirements as well as to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following August 12, 2023 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our business combination by August 12, 2023 or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our business combination, we have encountered, and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have four officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination.

The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

Our Units, Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal controls over financial reporting procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control over financial reporting procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls over financial reporting. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of shares of our Class A common stock held by non-affiliates exceeds $250 million as of the prior June 30, and (2) our annual revenues exceeded $100 million during such completed fiscal year or the market value of shares of our Class A common stock held by non-affiliates exceeds $700 million as of the prior June 30.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, including financial statements, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

●	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team, Simply Good Foods, Advantage, or Centerview Capital or its affiliates, including Centerview Capital Consumer, is not indicative of future performance of an investment in us.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 10% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 10% of our Class A common stock.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	If the net proceeds of this offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

●	We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

●	The other risks and uncertainties discussed elsewhere in this Report.

Risks Relating to Our Search for, and Consummation of our Inability to Consummate, a Business Combination

We are a recently formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Past performance by our management team, Simply Good Foods, Advantage, or Centerview Capital or its affiliates, including Centerview Capital Consumer, is not indicative of future performance of an investment in us. Information regarding performance by, or businesses associated with, our management team, Simply Good Foods, Advantage, Centerview Capital or its affiliates, including Centerview Capital Consumer, is presented for informational purposes only. Any past experience and performance of our management team, Simply Good Foods, Advantage, Centerview Capital or its affiliates, including Centerview Capital Consumer, is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of the performance of our management team, Simply Good Foods, Advantage, Centerview Capital or its affiliates, including Centerview Capital Consumer, as being indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Simply Good Foods, Advantage, or Centerview Capital or its affiliates, including Centerview Capital Consumer.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete. Please see Part I “Our Company — Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote. Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 13,387,501, or 37.5%, of the 35,700,000 public shares outstanding to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our initial stockholders own shares representing 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you were not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing.

Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure, and may result in substantial dilution from your purchase of our Class A common stock. The effect of this dilution will be greater for stockholders who do not redeem. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination, which may further dilute your investment. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by August 12, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (“COVID-19”) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has resulted and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by August 12, 2023. We may not be able to find a suitable target business and complete our initial business combination by such date. If we have not completed our initial business combination by such date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay up to $1,000,000 of our working capital requirements as well as to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If we are unable to complete an initial business combination by August 12, 2023, we may seek an amendment to our amended and restated certificate of incorporation to extend the period of time we have to complete an initial business combination beyond 24 months. Our amended and restated certificate of incorporation will require that such an amendment be approved by a majority of holders of our outstanding common stock.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 12, 2023, (b) which adversely affects the rights of holders of our Class A common stock, and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination by August 12, 2023 for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of our initial public offering before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million. We may not be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities. You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the Commission to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 10% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 10% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 10% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 10% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We have encountered and expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until August 12, 2023, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until August 12, 2023, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account are sufficient to allow us to operate until August 12, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only $1,547,800 (as of December 31, 2021) is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Although these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to such stockholders, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement related to our initial business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, our sponsor may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 12, 2023, or (b) which adversely affects the rights of holders of our Class A common stock; or (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 12, 2023 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following August 12, 2023 in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 12, 2023 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Holders of Class A common stock will not be entitled to vote on any election of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and their permitted transferees can demand that we register the private placement warrants and the shares of Class A common stock issuable upon exercise of the founder shares and the private placement warrants held by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

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

Our management and our audit committee also concluded that it was appropriate to restate the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 and restate the audited balance sheet as of August 12, 2021 included in Amendment No. 1 to our Form 8-K originally filed on August 18, 2021.

As described elsewhere in this Report, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the public shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of its Class A common stock subject to possible redemption, the Company’s management has determined that the Class A common stock include certain provisions that require classification of all of the Class A common stock as temporary equity regardless of the net tangible assets redemption limitation contained in the charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Class A common stock subject to possible redemption, see “Part II, Item 9A: Controls and Procedures” included in this Report.

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

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we expect to focus our search for a target business in the consumer sector, we may seek to complete a business combination with an operating company in any industry or sector. However, we are not, under our amended and restated certificate of incorporation, permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet entered into a definitive agreement with any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of Class A common stock, par value $0.0001 per share, 50,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are currently 464,300,000 and 41,075,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon conversion of Class B common stock, which amount is not currently determinable. There are no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of Class B common stock are also convertible at the option of the holder at any time.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial business combination. The number of authorized shares of the Class A common stock or preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority in voting power of the stock of the corporation entitled to vote thereon irrespective of the provisions of Section 242(b)(2) of the DGCL (or any successor provision thereto), and no vote of the holders of any of the Class A common stock or the preferred stock voting separately as a class shall be required therefor, unless a vote of any such holder is required pursuant to our amended and restated certificate of incorporation (including any certificate of designation relating to any series of preferred stock). The holders of Class B common stock are entitled to vote as a separate class to increase the authorized number of shares of Class B common stock.

We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our Units, Class A common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination. In addition, pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Risks Relating to Our Sponsor and Management Team

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors are employed by Centerview Capital Consumer, which is an investment manager to various private investment funds, which make investments in securities or other interests of or relating to companies in industries we may target for our initial business combination. Certain of our officers serve as directors of Simply Good Foods and Advantage. Our independent directors also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see Part III, Item 10 “Directors, Executive Officers and Corporate Governance” and Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we will continue to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. In fact, we expect that members of our management team and our board, as well as Centerview Capital and Centerview Partners, are likely to sponsor, form or participate in other blank check companies during the period in which we are seeking an initial business combination. As a result, all of the entities described in Part III, Item 13 “Directors, Executive Officers and Corporate Governance,” and Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence,” as well as any future blank check company that members of our management team, our board and/or Centerview Capital, may be affiliated with, may compete with us for acquisition opportunities.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any of our directors or officers unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. Accordingly, if any of our executive officers or directors becomes aware of a business combination opportunity which is suitable for any of the above entities, or any blank check company our executive officers or directors may be affiliated with in the future, and to which he or she has current or future fiduciary or contractual obligations, and such opportunity was not presented to such individual solely in their capacity as a director or officer of our company, we would expect that he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. Conversely, if such individual was presented an opportunity solely in their capacity as a director or officer of our company, and our company is legally and contractually permitted to undertake, and it would otherwise be reasonable for us to pursue, such opportunity, we would expect he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to our company and only present it to such other entities for which he or she has fiduciary or contractual obligations if we reject the opportunity. Finally, if such individual was presented or made aware of a business combination opportunity not in their capacity as a director or officer of our company or any other entity to which they have fiduciary or contractual obligations, such individual would have discretion as to which entity it would present such business combination opportunity.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Centerview Capital and/or one or more investors in funds managed by Centerview Capital. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, Centerview Capital Consumer is focused on investments in the consumer sector. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under Item 13 “Certain Relationships and Related Transactions, and Director Independence.”. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in Item 1 “Business - Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

We may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Centerview Capital and/or one or more investors in funds managed by Centerview Capital. This may result in conflicts of interest as well as dilutive issuances of our securities.

We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity affiliated with Centerview Capital and/or one or more investors in funds managed by Centerview Capital. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such parties. Accordingly, such persons or entities may have a conflict between their interests and ours.

In addition, any specified future issuance in connection with an Affiliated Joint Acquisition would trigger the anti-dilution provisions of our Class B common stock, which, unless waived, would result in an adjustment to the conversion ratio of our Class B common stock such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock currently outstanding plus all shares issued in the specified future issuances. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock.

Since our sponsor, officers and directors will lose their entire investment in us if our business combination is not completed, and because our sponsor, officers and directors who have an interest in founder shares may profit substantially from a business combination even under circumstances where our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In March 2021, our sponsor purchased an aggregate of 10,062,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. In June 2021, our sponsor transferred 25,000 founder shares to each of Mses. Herman and Karch and Messrs. Kash and Klein, our independent directors. With partial exercise of the over-allotment option on August 24, 2021 and subsequent expiration of the over-allotment option on September 23, 2021, 8,925,000 founder shares were outstanding as of December 31, 2021 with 1,137,500 founder shares forfeited. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our initial public offering. The founder shares will be worthless if we do not complete an initial business combination. In addition, simultaneously with our initial public offering, our sponsor purchased an aggregate of 6,666,667 private placement warrants for a purchase price of $10,000,000, or $1.50 per whole warrant, and, simultaneously with the partial exercise of the over-allotment option on August 24, 2021, purchased 93,333 additional private placement warrants for a purchase price of $140,000, or $1.50 per whole warrant, resulting in a total of 6,760,000 private placement warrants owned by our sponsor, each exercisable for one share of our Class A common stock at $11.50 per share, that will also be worthless if we do not complete a business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

The personal and financial interests of the holders of our founder shares and our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination and may result in a misalignment of interests between the holders of our founder shares and our officers and directors, on the one hand, and our public stockholders, on the other. In particular, because the founder shares were purchased at approximately $0.002 per share, the holders of our founder shares (including members of our management team that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public stockholders lose money on their investment as a result of a decrease in the post-combination value of their shares of Class A common stock (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). For example, a holder of 1,000 founder shares would have paid approximately $2.00 to obtain such shares. At the time of an initial business combination, such holder would be able to convert such founder shares into 1,000 shares of our Class A common stock, and would receive the same consideration in connection with our initial business combination as a public stockholder for the same number of shares of our Class A common stock. If the value of the shares of our Class A common stock on a post-combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) were to decrease to $5.00 per share of our Class A common stock, the holder of our founder shares would obtain a profit of approximately $4,998 on account of the 1,000 founder shares that the holder had converted into shares of Class A common stock in connection with the initial business combination. By contrast, a public stockholder holding 1,000 shares of Class A common stock would lose approximately $5,000.00 in connection with the same transaction.

Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our initial public offering and the sale of the private placement warrants, $344,511,796 is available to complete our initial business combination and pay related fees and expenses (which includes up to $12,495,000, for the payment of deferred underwriting commissions).

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the Units in the initial public offering. The exercise price for our public warrants is $11.50 per share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate our initial business combination, we may seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination but that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments or change our industry focus in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of a majority of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions sometimes requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of a majority of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of a majority of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own up to 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 12, 2023, or which adversely affects the rights of holders of our Class A common stock, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants are sufficient to allow us to complete our initial business combination, because we have not yet entered into a definitive agreement with any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our working capital requirements (up to $1,000,000 in the aggregate) as well as franchise and income taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common shares at such time is substantially less than $10.00 per share.

As of December 31, 2021, our sponsor invested an aggregate of $10,165,000 in us, comprised of the $25,000 purchase price for the founder shares and the $10,140,000 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 8,925,000 founder shares would have an aggregate implied value of $89,250,000. Even if the trading price of our common shares were as low as $1.15 per share, and the private placement warrants are worthless, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, our sponsor is likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value. Accordingly, our management team, members of which own interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public stockholders paid for their public shares.

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

We are offered our Units at an offering price of $10.00 per Unit and the amount in our trust account is $10.00 per public share, implying an initial value of $10.00 per public share. However, prior to the initial public offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.002 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination assuming that our equity value at that time is $357,000,000, which is the amount we have for our initial business combination in the trust account as of December 31, 2021, no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs (including payment of $12,495,000 of deferred underwriting commissions), any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our common shares would have an implied value of $8.00 per share upon consummation of our initial business combination, which is a 20% decrease as compared to the initial implied value per public share of $10.00.

Public shares	35,700,000
Founder shares	8,925,000
Total shares	44,625,000
Total funds in trust available for initial business combination	$357,000,000
Initial implied value per public share	$10.00
Implied value per share upon consummation of initial business combination	$8.00

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any warrant holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants (which may include public warrants acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market) to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the sponsor or its permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our business combination.

We issued warrants to purchase 11,900,000 shares of Class A common stock as part of the Units sold in our initial public offering and partial exercise of the over-allotment option and, simultaneously with the closing of our initial public offering and partial exercise of the over-allotment option, we issued in a private placement warrants to purchase an aggregate of 6,760,000 shares of Class A common stock at $11.50 per share. Prior to our initial public offering, our sponsor purchased an aggregate of 10,062,500 founder shares in a private placement (1,137,500 founder shares have been forfeited following the partial exercise of the underwriters’ over-allotment option). The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $2,000,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue shares of Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the Units in our initial public offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Our private placement warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A common stock or may make it more difficult for us to consummate an initial business combination.

As of December 31, 2021, we have accounted for the 6,760,000 private placement warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the private placement warrants do not meet the criteria for equity treatment thereunder, each private placement warrant must be recorded as a liability. Accordingly, we have classified each of the private placement warrants as a liability at its fair value as determined by us based upon a valuation report obtained from an independent third party valuation firm. At each reporting period (1) the accounting treatment of the private placement warrants is re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the private placement warrants is remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our Class A common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our Class A common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our private placement warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock.

Any due diligence in connection with an initial business combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We intend to conduct such due diligence as we deem reasonably practicable and appropriate based on the target business and the facts and circumstances applicable to the proposed transaction prior to any initial business combination. The objective of the due diligence process will be to identify material issues which might affect the decision to proceed with an initial business combination or the consideration payable in connection with such initial business combination. We also intend to use information provided during the due diligence process to formulate our business and operational planning for, and valuation of, any target company or business. While conducting due diligence and assessing a potential target business, we will rely on publicly available information (if any), information provided by the relevant target business to the extent provided and, in some circumstances, third-party studies.

The due diligence undertaken with respect to a potential initial business combination may not reveal all relevant facts that may be necessary to evaluate such transaction or to formulate a business strategy. Furthermore, the information provided during due diligence may not be adequate or accurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential initial business combination, and these judgments may be inaccurate.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Due diligence conducted in connection with an initial business combination may not result in the initial business combination being successful. If the due diligence investigation fails to identify material information regarding an opportunity, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an initial business combination, our company may subsequently incur substantial impairment charges or other losses. In addition, following an initial business combination, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Because each Unit contains one-third of one warrant and only a whole warrant may be exercised, the Units may be worth less than Units of other blank check companies.

Each Unit contains one-third of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose Units include one share of common stock and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to Units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if they included a warrant to purchase one whole share.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statements may also be required to be prepared in accordance with GAAP in connection with our current report on Form 8-K announcing the closing our initial business combination within four business days following such closing. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of shares of our Class A common stock held by non-affiliates exceeds $250 million as of the prior June 30, and (2) our annual revenues exceeded $100 million during such completed fiscal year or the market value of shares of our Class A common stock held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Members of our management team and our board of directors and their respective affiliated companies have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business.

Members of our management team and our board of directors have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, members of our management team and our board of directors and their respective affiliated companies have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business. Any such proceedings or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

We may issue our shares to investors in connection with our initial business combination at a price which approximates the per-share amounts in our trust account at such time or at a price lower than that amount.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price which approximates the per-share amounts in our trust account at such time or at a price lower than that amount. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

Since only holders of our founder shares will have the right to vote on the election of directors, the Nasdaq considers us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we qualify for exemptions from certain corporate governance requirements.

Until the completion of our initial business combination, only holders of our founder shares have the right to vote on the appointment of directors. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq; and

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not currently utilize these exemptions and intend to continue complying with the corporate governance requirements of Nasdaq. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation will designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) action asserting a claim against our company or any director, officer or employee of our company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (4) action asserting a claim against us or any director, officer or employee of our company governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (c) arising under the federal securities laws, including the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums. Notwithstanding the foregoing, the provisions of this paragraph will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles and challenges in collecting accounts receivable;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

We may face risks related to consumer sector companies.

Business combinations with companies in the consumer sector entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	An inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

●	An inability to manage rapid change, increasing consumer expectations and growth;

●	An inability to build strong brand identity and improve customer satisfaction and loyalty;

●	Limitations on a target business’ ability to protect its intellectual property rights, including its trade secrets, that could cause a loss in revenue and any competitive advantage;

●	The high cost or unavailability of materials, equipment, supplies and personnel that could adversely affect our ability to execute our operations on a timely basis;

●	An inability to attract and retain customers;

●	An inability to license or enforce intellectual property rights on which our business may depend;

●	Seasonality and weather conditions that may cause our operating results to vary from quarter to quarter;

●	An inability by us to successfully anticipate changing consumer preferences and buying trends and manage our product line and inventory commensurate with customer demand;

●	Potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

●	Dependence of our operations upon third-party suppliers whose failure to perform adequately could disrupt our business;

●	Our operating results may be adversely affected by changes in the cost or availability of raw materials and energy;

●	We may be subject to production-related risks which could jeopardize our ability to realize anticipated sales and profits;

●	Changes in the retail industry and markets for consumer products affecting our customers or retailing practices could negatively impact customer relationships and our results of operations; and

●	Our business could involve the potential for product recalls, product liability and other claims against us, which could affect our earnings and financial condition.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the consumer sector. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 999 Vanderbilt Beach Road, Suite 601, Naples, FL 34108. Our executive offices are provided to us by an affiliate of our sponsor. Commencing on the date our securities were first listed on the Nasdaq, we agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our Units, Class A common stock and warrants are each traded on the Nasdaq under the symbols “CPAAU,” “CPAA” and “CPAAW”, respectively. Our Units commenced public trading on August 10, 2021, and our Class A common stock and warrants commenced public trading on September 9, 2021.

(b) Holders

On December 31, 2021, there was one holder of record of our units, one holder of record of our Class A common stock, five holders of record of our Class B common stock, one holder of record of our public warrants and one holder of record of our private placement warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On March 29, 2021, the Sponsor paid $25,000, or approximately $0.002 per share, on behalf of the Company in exchange for a capital contribution and in consideration of 10,062,500 shares of Class B common stock, par value $0.0001 per share. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). With partial exercise of the over-allotment option on August 24, 2021 and subsequent expiration of the over-allotment option on September 23, 2021, 8,925,000 founder shares were outstanding as of December 31, 2021 with 1,137,500 founder shares forfeited.

As previously reported on the Form 8-K, on August 12, 2021, simultaneously with the consummation of the initial public offering, the Company consummated the private placement of 6,666,667 private placement warrants at a price of $1.50 per private placement warrant, generating gross proceeds of $10,000,000. On August 24, 2021, simultaneously with the sale of the additional over-allotment Units, the Company consummated the sale of an additional 93,333 private placement warrants at $1.50 per additional private placement warrant, generating additional gross proceeds of $140,000.

No underwriting discounts or commissions were paid with respect to such unregistered sales.

Use of Proceeds

In connection with the initial public offering we incurred offering costs of approximately $20 million (including underwriting commissions of approximately $7 million and deferred underwriting commissions of approximately $12 million). Additionally, in connection with the underwriters partial exercise of the over-allotment option, the Company incurred $140,000 in cash underwriting fees and $245,000 in deferred underwriting fees. Other incurred offering costs consisted principally preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, $357 million of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the private placement warrants (or $10.00 per Unit sold in the initial public offering) was placed in the trust account. The net proceeds of the initial public offering and certain proceeds from the sale of the private placement warrants are held in the trust account and invested as described elsewhere in this Report.

There has been no material change in the planned use of the proceeds from the initial public offering and private placement as is described in the Company’s final prospectus related to the initial public offering and subsequent filings with the Commission.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Commission.

Overview

We are a blank check company incorporated as a Delaware corporation on January 7, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of warrants that occurred simultaneously with the consummation of the initial public offering, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at December 31, 2021, the Company had $1,547,800 in cash. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

For the period from January 7, 2021 (inception) to December 31, 2021, we had a net income of approximately $2.5 million. Our entire activity from January 7, 2021 through December 31, 2021, consisted of formation and preparation for our initial public offering and since our initial public offering, the search for a target business with which to consummate an initial business combination, and as such, we had no operations and no significant operating expenses. Subsequent to the closing of our initial public offering on August 12, 2021, our normal operating costs included costs associated with our search for the business combination, costs associated with our governance and public reporting, state franchise taxes and charges of $10,000 per month from our sponsor for administrative services. Our interest income earned on cash equivalents and marketable securities held in the trust account were approximately $7,000.

Liquidity and Capital Resources

As of December 31, 2021, the Company had approximately $1.5 million in its operating bank account and working capital of approximately $1.9 million.

The Company’s liquidity needs have been satisfied prior to the completion of the initial public offering through receipt of a $25,000 capital contribution from the sponsor in exchange for the issuance of the founder shares to the sponsor and the advancement of funds by the sponsor under the promissory note to cover the Company’s expenses in connection with the initial public offering. As of December 31, 2021, no amounts remained outstanding under the promissory note. Subsequent to the consummation of the initial public offering and private placement, the Company’s liquidity needs have been satisfied from the proceeds from the consummation of the private placement not held in the trust account. In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans. As of December 31, 2021, there were no amounts outstanding under any working capital loan.

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

Administrative Support Agreement

Commencing on the effective date of the initial public offering, we agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees. The Company incurred $50,000 in expenses in connection with such services during the period from January 7, 2021 (inception) through December 31, 2021.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Marketable Securities Held in Trust Account

Our portfolio of investments held in trust account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in trust account in our statements of operations. The fair value for trading securities is determined using quoted market prices in active markets.

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

The private placement warrants are identical to the public warrants underlying the Units sold in the initial public offering, except that the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants will not be transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and non-redeemable so long as they are held by the sponsor or such its permitted transferees. If the private placement warrants are held by someone other than the sponsor or its permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

Class A common stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Share of common stock

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

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public Class A common stock subject to redemption and Class B common stock, the Company first calculated the total income (loss) allocable to both sets of shares. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 62% for the Class A common stock and 38% for the Class B common stock for the period from January 7, 2021 (inception) through December 31, 2021, reflective of the respective participation rights.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the Financial Accounting Standards Board’s (“FASB”) ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheet primarily due to their short-term nature, except for the warrant liability.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt –debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. For smaller reporting companies, this update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The Company’s management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-18 comprising a portion of this Report.

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Balance Sheet as of December 31, 2021	F-2
Statement of Operations for the period from January 7, 2021 (inception) through December 31, 2021	F-3
Statement of Changes in Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit for the period from January 7, 2021 (inception) through December 31, 2021	F-4
Statement of Cash Flows for the period from January 7, 2021 (inception) through December 31, 2021	F-5
Notes to Financial Statements	F-6

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in restatement of our unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 and restatement of our audited balance sheet as of August 12, 2021 included in Amendment No. 1 to our Form 8-K originally filed on August 18, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, shares of Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the material weakness which resulted in in a restatement of our unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 and restatement of our audited balance sheet as of August 12, 2021 included in Amendment No. 1 to our Form 8-K originally filed on August 18, 2021, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
James M. Kilts	73	Co-Chief Executive Officer
David J. West	58	Co-Chief Executive Officer and Chairman of the Board
Brian K. Ratzan	51	Chief Financial Officer and Director
Max Papkov	35	Vice President of Strategy and Director
Carol Herman	69	Director
Nancy Karch	74	Director
Arvin Kash	79	Director
Peter Klein	75	Director

James M. Kilts has served as our Co-Chief Executive Officer since 2021. Mr. Kilts is a renowned leader in the consumer industry, with over 40 years of experience leading a range of companies and iconic brands. Mr. Kilts served as Chairman of the Board, Chief Executive Officer and President of The Gillette Company, or Gillette, from 2001 until it merged with The Procter & Gamble Company in 2005; at that time he became Vice Chairman of the Board of The Procter & Gamble Company. Before Mr. Kilts joined Gillette, the company’s sales had been flat for four years, and it had missed earnings estimates for 14 consecutive quarters. Mr. Kilts took steps to rebuild the management team, cut costs and reinvest the savings in innovation and marketing. During his tenure as Chief Executive Officer, Mr. Kilts oversaw the creation of approximately $30 billion in equity value for Gillette’s public shareholders, with Gillette’s share price appreciating 110% while the S&P 500 declined 3% over the same time period. Under Mr. Kilts’ leadership, Gillette rejoined the top ranks of consumer products companies as sales increased an average of 9% each year. The Harvard Business Review cited Mr. Kilts’ leadership as the driving force behind Gillette’s turnaround. Prior to Gillette, Mr. Kilts served as President and Chief Executive Officer of The Nabisco Company, or Nabisco, from 1998 until its acquisition by The Philip Morris Companies in 2000. Before joining Nabisco, Mr. Kilts was an Executive Vice President of The Philip Morris Companies from 1994 to 1997 and headed the Worldwide Food group. In that role, Mr. Kilts was responsible for integrating Kraft and General Foods and for shaping the group’s domestic and international strategy. Mr. Kilts had previously served as President of Kraft USA and Oscar Mayer. More recently, Mr. Kilts served as Chairman of the Board of Nielsen Holdings PLC from 2011 to 2014 while it was under private ownership. During this time Mr. Kilts worked closely with management to defend key existing customers and win new business. During their investment period, the investor group’s equity value creation was nearly $7 billion. Mr. Kilts currently serves as Chairman of the Board of Directors of Advantage Solutions, Inc., and has been a member of the board since 2014. Mr. Kilts currently serves as Chairman of the Board of Directors of The Simply Good Foods Company and has been a member of the board since 2017. Mr. Kilts has served as a Director of Viatris, Inc. since 2020 and of Unifi Inc. since 2016.

David J. West has served as our Co-Chief Executive Officer and Chairman of the Board of Directors since 2021. Mr. West is an established leader in the consumer industry, with over 30 years of experience leading a range of companies and well-known brands. Mr. West served as Chief Executive Officer and President of Big Heart Pet Brands (formerly Del Monte Foods) from 2011 to 2015. Mr. West worked closely with Mr. Kilts during this time period, as Mr. Kilts was Chairman of the Board of Big Heart Pet Brands. Mr. West repositioned the business to focus on growth and innovation, enhance distribution and develop a marketing culture to focus on brands and products. The J. M. Smucker Company purchased Big Heart Pet Brands in March 2015. During his tenure as Chief Executive Officer of Big Heart Pet Brands, Mr. West oversaw the creation of approximately $2 billion of equity value for investors. Prior to joining Big Heart Pet Brands, Mr. West served as the Chief Executive Officer, President and a director of The Hershey Company, or Hershey, from 2007 to 2011. Under Mr. West’s leadership, Hershey experienced net sales and profit growth and strong shareholder returns, and was recognized as one of the World’s 100 Most Innovative Companies by Forbes Magazine in 2011. The success created by Mr. West’s leadership at Hershey led to more than $5 billion of equity value creation for shareholders during his tenure. Hershey’s share price appreciated 68% during this time period, while the S&P 500 was flat. Prior to joining Hershey in 2001, Mr. West spent 14 years with Nabisco, where he worked closely with Mr. Kilts during Mr. Kilts’ tenure as Chief Executive Officer. Mr. West currently serves as Vice-Chairman of the Board of Directors of The Simply Good Foods Company and has been a member of the board since 2017. Mr. West has served as a Director of Advantage Solutions, Inc. since 2020. We believe Mr. West’s deep consumer industry background, coupled with broad operational and transactional experience, make him well qualified to serve as Chairman of the Board of Directors.

Brian K. Ratzan has served as our Chief Financial Officer and a Director since 2021. Mr. Ratzan has over 25 years of private equity investing experience and SPAC investing experience, investing in a variety of businesses and brands. Mr. Ratzan has served as a Partner at Centerview Capital Consumer since 2014. Previously, Mr. Ratzan was Partner and Head of U.S. Private Equity at Pamplona Capital Management from 2012 to 2014. Prior to joining Pamplona, he was Managing Director and Head of Consumer at Vestar Capital Partners, which he joined in 1998. Mr. Ratzan also previously worked in the Investment Banking Group at Donaldson, Lufkin and Jenrette. Over the course of his investing career, Mr. Ratzan has been intricately involved in numerous consumer-oriented companies, including The Simply Good Foods Company, Advantage Solutions, Del Monte Foods, The Sun Products Corporation (formerly known as Huish Detergents, Inc.) and Birds Eye Foods, Inc. Mr. Ratzan holds a bachelor’s degree in economics from the University of Michigan, where he was a member of Phi Beta Kappa, and a Master of Business Administration degree from Harvard Business School. Mr. Ratzan has served as a Director of The Simply Good Foods Company since 2017 and of Advantage Solutions, Inc. since 2020. We believe Mr. Ratzan’s extensive investment management and transactional experience make him well qualified to serve as a Director.

Max Papkov has served as our Vice President of Strategy and as a Director since 2021. Mr. Papkov has nearly 15 years of private equity investing, SPAC investing experience and investment banking experience. Mr. Papkov is a Partner at Centerview Capital Consumer, which he joined in 2011. Prior to joining Centerview Capital Consumer, Mr. Papkov was a member of the Centerview Partners investment banking team from 2009 to 2011. Earlier in his career, Mr. Papkov was also a member of the mergers and acquisitions group of Merrill Lynch. Over the course of his investing career, Mr. Papkov has been intricately involved in numerous consumer-oriented companies, including The Simply Good Foods Company, Advantage Solutions, Big Heart Pet Brands, Del Monte Foods, Richelieu Foods, Ole Smoky Tennessee Moonshine and The Nielsen Company. Mr. Papkov received a B.S. in Finance from Rutgers University. We believe Mr. Papkov’s extensive investment management and transactional experience make him well qualified to serve as a Director.

Carol Herman has served as a Director of Conyers Park III Acquisition Corp. since our initial public offering. Ms. Herman is a consumer products advertising and marketing specialist and is a Principal of The Acme Idea Company, a strategic and creative consultancy she co-founded in 1998. Over the course of Ms. Herman’s marketing career, she has been intricately involved in brand-building for many top consumer marketing companies, including Procter and Gamble, Kraft Foods, Duracell, Gillette, Tempur-Pedic, Johnson & Johnson, White Wave Foods and The Simply Good Foods Company. At Acme, she also directed the launch of eBay, developing its brand positioning and creative identity which continue to be the foundation of the brand today. Prior to founding Acme, Ms. Herman was an Executive Vice-President at Grey Advertising, where she led the Kraft and Playskool businesses. Ms. Herman graduated Magna Cum Laude from the University of Pennsylvania with a B.A. in Sociology. We believe Ms. Herman’s extensive marketing and brand management experience as well as her broad network make her well qualified to serve as a Director.

Nancy Karch has served as a Director of Conyers Park III Acquisition Corp. since our initial public offering. Ms. Karch is a former Senior Partner of the international consulting firm, McKinsey & Company. In her 26 years with McKinsey, she held several leadership positions, including Managing Partner of the Retail and Consumer Industries Sector and Managing Partner of McKinsey Southeast United States. In her latter capacity, she had full P&L responsibility for all of McKinsey’s consulting activities in the Atlanta, Charlotte and Miami offices, and management oversight of approximately 300 staff in these locations. Her clients included leading retailing, food, consumer packed goods, hospitality and foodservice companies. For most of her partnership years, Ms. Karch was the most senior woman at McKinsey, and in the history of McKinsey at that time. Ms. Karch has previously served on the boards of Nabisco, Toys“R”Us, Gillette, Kate Spade, CEB, Genworth Financial, Kimberly-Clark, Mastercard and Northern Westchester Hospital. She currently serves on the boards of the SPCA of Westchester, Westchester Land Trust and St. Mary’s Children’s Hospital, and is on the advisory board of Northwell Health, New York state’s largest health system. Ms. Karch received a B.A. in mathematics from Cornell University, an M.S. in mathematics from Northeastern University and a M.B.A. from Harvard Business School. We believe Ms. Karch’s extensive operational and board experience make her well qualified to serve as a Director.

Arvin “Rick” Kash has served as a Director of Conyers Park III Acquisition Corp. since our initial public offering. Mr. Kash served as Vice Chairperson of Nielsen Holdings Plc (or its predecessor) from January 2011 to January 2017. Mr. Kash is the founder of The Cambridge Group, a growth strategy consulting firm, which became a subsidiary of Nielsen in March 2009. He served as its Chairman from December 2010 until December 2011 and prior to that was its Chief Executive Officer. Mr. Kash is a director of IRI (Information Resources, Inc.), Genus Oncology and Blue Moose of Boulder. He is a graduate of DePaul University, where he was also received a Doctor of Humane Letters degree. We believe Mr. Kash’s extensive operational and board experience make him well qualified to serve as a Director.

Peter Klein has served as a Director of Conyers Park III Acquisition Corp. since our initial public offering. Mr. Klein founded PK Associates, a consumer products focused growth management consultancy, in 2005. From March 2001 through September 2005, Mr. Klein was Senior Vice President and Corporate Officer of The Gillette Company, responsible for Strategy, Planning, Business Development and Global Marketing Resources. Mr. Klein was actively involved in acquisitions and divestitures, new products, functional excellence, strategic sourcing, the sale of Gillette to Procter & Gamble and integration planning. Previously, Mr. Klein was Executive Vice President and Corporate Officer of Strategy, Business Development, Marketing Services and Global e-Business at Nabisco Holdings Corp. from January 1998 through December 2000, and departed Nabisco following Nabisco’s public auction and sale to Phillip Morris/Kraft Foods in December 2000. Mr. Klein joined Nabisco Foods from The Cambridge Group, where he served for seven years as Partner and Managing Director of its east coast office, which he opened in 1991. Prior to joining The Cambridge Group, Mr. Klein was a senior partner for ten years at Marketing Corporation of America, where he led the consumer products management consulting practice. Before consulting, Mr. Klein worked in line sales, marketing and business development at Sterling Drug from 1978 to 1981 (Vice President, Business Development), The Gillette Company from 1972 to 1978 (Director of Marketing & Sales for Braun North America and Group Marketing Manager in Personal Care), and Johnson & Johnson from 1971 to 1972 (Consumer Trade Promotion and Marketing). Mr. Klein is on the Board of Selectors of the Multiplying Good/Jefferson Awards Foundation, on the marketing advisory board at Syracuse University’s Whitman School of Management, on the advisory board of Centerview Capital Consumer, and is Non-Executive Chairman of Vision For and From Children. Mr. Klein received a B.S. in Marketing & Finance from Syracuse University and an M.B.A. from Harvard Business School. We believe Mr. Klein’s broad operational, marketing, and transactional experience make him well qualified to serve as a Director.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Peter Klein and Carol Herman, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Arvin Kash and Nancy Karch, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Papkov, West and Ratzan, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Herman, Ms. Karch, Mr. Kash and Mr. Klein are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Peter Klein, Arvin Kash and Nancy Karch serve as members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent.

Each member of the audit committee is financially literate and our board of directors has determined that Nancy Karch qualifies as an “audit committee financial expert” as defined in applicable SEC rules, and will chair the audit committee.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships they have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Carol Herman, Peter Klein and Arvin Kash serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Carol Herman, Peter Klein and Arvin Kash are independent. Arvin Kash will chair the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the $10,000 per month administrative fee payable to an affiliate of our sponsor and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a code of ethics that applies to our officers and directors. Copies of our code of ethics, our audit committee charter and our compensation committee charter are available on our website at https://conyers-park.com/. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity.

In addition, we may, at our option, pursue an Affiliated Joint Acquisition (as defined below) opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

In addition to the above, some of our executive officers have fiduciary or contractual duties to Simply Good Foods, Advantage, Centerview Capital Consumer and/or to certain companies in which Centerview Capital Consumer has invested. As a result, some of our officers may have a duty to offer acquisition opportunities to certain parties before we can pursue such opportunities. Our executive officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities. However, we do not expect either potential conflicts of interest or the time taken by our management team’s other duties to present a significant constraint in our ability to identify, diligence and execute potential business combinations. Moreover, some of our executive officers have time and attention requirements for private investment funds of which affiliates of Centerview Capital Consumer are the investment managers.

In addition to the entities for which members of our management team and our board have current fiduciary or contractual obligations, we expect that members of our management team and our board, as well as Centerview Capital and Centerview Partners, are likely to sponsor, form or participate in other blank check companies during the period in which we are seeking an initial business combination. As a result, all of the entities for which members of our management team and our board have current fiduciary or contractual obligations, as well as any future blank check company that members of our management team, our board and/or Centerview Capital, may be affiliated with, may compete with us for acquisition opportunities. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 24 months after the closing of our initial public offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
James M. Kilts	Centerview Capital Consumer	Private Equity	Partner
	Advantage Solutions, Inc.	Sales and Marketing Solutions	Chairman of the Board
	The Simply Good Foods Company	Packaged Food Products	Chairman of the Board
	Viatris, Inc.	Pharmaceuticals	Director
	Unifi Inc.	Yarns	Director

David J. West	Centerview Capital Consumer	Private Equity	Partner
	The Simply Good Foods Company	Packaged Food Products	Vice-Chairman of the Board
	Advantage Solutions, Inc.	Sales and Marketing Solutions	Director

Brian K. Ratzan	Centerview Capital Consumer	Private Equity	Partner
	Advantage Solutions, Inc.	Sales and Marketing Solutions	Director
	The Simply Good Foods Company	Packaged Food Products	Director

Max Papkov	Centerview Capital Consumer	Private Equity	Partner

Carol Herman	Acme Idea Company	Marketing Consultancy	Principal

Nancy Karch	St. Mary’s Children’s Hospital	Non-profit	Director
	SPCA of Westchester	Non-profit	Director
	Westchester Land Trust	Non-profit	Vice-Chair of the Board

Arvin Kash	Information Resources, Inc.	Information Technology	Director

Peter Klein	PK Associates	Management Consultancy	Founder
	Centerview Capital Consumer	Private Equity	Advisory Board Member
	Vision For and From Children	Non-profit	Chairman of the Board

In addition to the entities above for which members of our management team and our board have current fiduciary or contractual obligations, we expect that members of our management team and our board, as well as Centerview Capital and Centerview Partners, are likely to sponsor, form or participate in other blank check companies during the period in which we are seeking an initial business combination. As a result, all of the entities described in the table above, as well as any future blank check company that members of our management team, our board and/or Centerview Capital, may be affiliated with, may compete with us for acquisition opportunities. We do not believe, however, that any of the foregoing fiduciary duties, contractual obligations or the time taken by our management team’s other duties will materially affect our ability to complete our initial business combination.

We would expect that any such blank check companies that members of our management team, our board and/or Centerview Capital are affiliated with in the future will have a broader industry scope than our company, although like our company, they would not be limited in their ability to pursue an initial business combination in the consumer sector and consumer related businesses. However, given the history of our management team and board in executing successful business combinations with Conyers Park I and Conyers Park II, we would anticipate that appropriate targets in the consumer sector and consumer related businesses would be more likely to seek to enter into a transaction with our company rather than a blank check company that does not have a specific emphasis on the consumer sector.

Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any of our directors or officers unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. Accordingly, if any of our executive officers, directors or director nominees becomes aware of a business combination opportunity which is suitable for any of the above entities, or any blank check company our executive officers, directors or director nominees may be affiliated with in the future, and to which he or she has current or future fiduciary or contractual obligations, and such opportunity was not presented to such individual solely in their capacity as a director or officer of our company, we would expect that he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. Conversely, if such individual was presented an opportunity solely in their capacity as a director or officer of our company, and our company is legally and contractually permitted to undertake, and it would otherwise be reasonable for us to pursue, such opportunity, we would expect he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to our company and only present it to such other entities for which he or she has fiduciary or contractual obligations if we reject the opportunity. Finally, if such individual was presented or made aware of a business combination opportunity not in their capacity as a director or officer of our company or any other entity to which they have fiduciary or contractual obligations, such individual would have discretion as to which entity it would present such business combination opportunity.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote any founder shares held by them and any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We entered into agreements with our officers and directors to provide for contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our officers or directors has received any cash compensation for services rendered to us. We have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including finder’s and consulting fees, has been paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 35,700,000 shares of our Class A common stock (which includes Class A common stock that are underlying the Company’s units) and 8,925,000 shares of our Class B common stock outstanding as of December 31, 2021. Voting power represents the combined voting power of Class A common stock and Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and the Class B common stock vote together as a single class, except as required by law or stock exchange rule; provided that only holders of shares of Class B common stock have the right to vote on the election of the Company’s directors prior to the initial business combination. Currently, all of the shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis. The table below does not include the shares of Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owners (1)	Class B common stock Number of Shares Beneficially Owned	Class B common stock Approximate Percentage of Class	Class A common stock Number of Shares Beneficially Owned	Class A common stock Approximate Percentage of Class	Approximate Percentage of Voting Control

T. Rowe Price Associates, Inc.(2)	—	—	4,303,291	12.1%	9.6%
Guggenheim Capital, LLC(3)	—	—	3,465,000	9.7%	7.8%
UBS O’Connor LLC(4)	—	—	3,205,991	9.0%	7.2%
Citadel Securities LLC(5)	—	—	2,625,831	7.4%	5.9%
HGC Investment Management Inc.(6)	—	—	1,892,427	5.3%	4.2%
Conyers Park III Sponsor LLC(7)	8,825,000	98.9%	—	—	19.8%
David J. West(7)	—	—	—	—	—
Brian K. Ratzan(7)	—	—	—	—	—
Max Papkov	—	—	—	—	—
Carol Herman	25,000	*	—	—	*
Nancy Karch	25,000	*	—	—	*
Arvin Kash	25,000	*	—	—	*
Peter Klein	25,000	*	—	—	*
All executive officers and directors as a group (eight individuals)	100,000	*	—	—	*

*	Less than 1 percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Conyers Park III Acquisition Corp., 999 Vanderbilt Beach Road, Suite 601, Naples, FL 34108.

(2)	As of December 31, 2021, as reported on Schedule 13G, T. Rowe Price Associates, Inc. (“Price Associates”) is an investment adviser registered under the Investment Advisers Act of 1940, as amended. Price Associates does not serve as custodian of the assets of any of its clients; accordingly, in each instance only the client or the client’s custodian or trustee bank has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities. The ultimate power to direct the receipt of dividends paid with respect to, and the proceeds from the sale of, such securities, is vested in the individual and institutional clients which Price Associates serves as investment adviser. Any and all discretionary authority which has been delegated to Price Associates may be revoked in whole or in part at any time. With respect to securities owned by any one of the registered investment companies sponsored by Price Associates which it also serves as investment adviser (“T. Rowe Price Funds”), only the custodian for each of such Funds, has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities. No other person is known to have such right, except that the shareholders of each such Fund participate proportionately in any dividends and distributions so paid. The business address of Price Associates is 100 E. Pratt Street, Baltimore, MD 21202.

(3)	As of December 31, 2021, as reported on Schedule 13G, Guggenheim Capital, LLC, Guggenheim Partners, LLC, GI Holdco II LLC, GI Holdco LLC, Guggenheim Partners Investment Management Holdings, LLC, and Guggenheim Partners Investment Management, LLC (“GPIM”). This statement relates to the shares of Class A Common Stock, par value $0.0001 per share of the Issuer (the “Shares”), underlying units of the Issuer (the “Units”) each consisting of one Share and one-third of one redeemable warrant (the “Warrants”), beneficially owned directly by GPIM, a Delaware limited liability company, and other subsidiaries of Guggenheim Capital, LLC (the “Subsidiaries”). Guggenheim Capital, LLC is the majority owner of Guggenheim Partners, LLC, GI Holdco II LLC, GI Holdco LLC, Guggenheim Partners Investment Management Holdings, LLC and GPIM. GPIM is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. As a result of its role as investment adviser, GPIM may be deemed to be the beneficial owner of certain of the Shares of the Issuer reported herein for purposes of §13(d) and 13(g) of the Securities Exchange Act of 1934. The business address of Guggenheim Capital, LLC is 227 West Monroe Street, Chicago, IL 60606.

(4)	As of December 31, 2021, as reported on Schedule 13G, UBS O’Connor LLC (“UBS”) is an investment adviser registered under the Investment Advisers Act of 1940, as amended. The business address of UBS is One North Wacker Drive, 31st Floor, Chicago, IL, 60606.

(5)	As of December 31, 2021, as reported on Schedule 13G, Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), CALC IV LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin (collectively with Citadel Advisors, CAH, CGP, Citadel Securities, CALC4 and CSGP, the “Reporting Persons”) with respect to shares of Class A common stock of the above-named issuer owned by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The address of the principal business office of each of the Reporting Persons is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(6)	As of December 31, 2021, as reported on Schedule 13G, HGC Investment Management Inc., a company incorporated under the laws of Canada (“HGC”), which serves as the investment manager to The HGC Fund LP, an Ontario limited partnership (the "Fund"), with respect to the Shares (as defined below) held by the Reporting Person on behalf of the Fund. The business address of HGC is 1073 Yonge Street, 2nd Floor, Toronto, Ontario M4W 2L2, Canada.

(7)	There are more than three managers of our sponsor’s board of managers and each manager has one vote. The approval of at least three members of the board of managers is required to approve an action of our sponsor. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to our sponsor. Based upon the foregoing analysis, no individual manager of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In March 2021, we issued an aggregate of 10,062,500 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.002 per share. In June 2021, our sponsor transferred 25,000 founder shares to each of Mses. Herman and Karch and Messrs. Kash and Klein, our independent directors. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. With partial exercise of the over-allotment option on August 24, 2021 and subsequent expiration of the over-allotment option on September 23, 2021, 8,925,000 founder shares were outstanding as of December 31, 2021 with 1,137,500 founder shares forfeited.

Our sponsor has, pursuant to a written agreement, purchased an aggregate of 6,760,000 private placement warrants for a purchase price of $1.50 per whole warrant in a private placement that occurred simultaneously with the closing of the initial public offering and partial exercise of the over-allotment option. As such, our sponsor’s interest in the transaction is valued at $10,140,000. Each private placement warrant entitles the holder to purchase one share of our Class A common stock at $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

As more fully discussed in Item 10 “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

We have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Although we believe that Centerview Partners, an independent investment banking and advisory firm associated with Centerview Capital, will serve as a valuable potential source of acquisition opportunities, neither Centerview Partners nor any of its affiliates is under any fiduciary or contractual obligation to do so or to otherwise assist us with our business, and the conduct of our business will in any way restrict or limit the conduct by Centerview Partners of its business. In addition, we may pay Centerview Partners a fee for financial advisory services rendered in connection with our identification, negotiation and consummation of our initial business combination in the event that it should be retained to provide such services. The amount of any fee we pay to Centerview Partners will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

Prior to the closing of our initial public offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. These loans are non-interest bearing, unsecured and came due at closing of our initial public offering. The value of our sponsor’s interest in this corresponds to the principal amount outstanding under any such loan.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We entered into a registration rights and stockholder rights agreement pursuant to which our sponsor is entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate three individuals for election to our board of directors.

Policy for Approval of Related Party Transactions

Concurrently with our initial public offering, we adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A copy of our code of ethics is available on our website at https://conyers-park.com/.

In addition, our audit committee, pursuant to a written charter that we adopted prior to the consummation of our initial public offering, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. A copy of audit committee charter is available on our website at https://conyers-park.com/. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer. To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, by us for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to an affiliate of our sponsor of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender.

Our audit committee has and will continue to review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Herman, Ms. Karch, Mr. Kash and Mr. Klein are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid to WithumSmith+Brown, PC (“Withum”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the Commission for the year ended December 31, 2021, including services in connection with our initial public offering totaled $126,310. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021, we did not pay Withum for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Withum for tax compliance, planning and tax advice during the year ended December 31, 2021.

All Other Fees. We did not pay Withum for other services during the year ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) Financial Statements

(2) Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Commission, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the Commission, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the Commission website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(2)
4.1	Warrant Agreement, dated August 9, 2021, between the Company and Continental Stock Transfer & Trust Company.(1)
4.2	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Investment Management Trust Account Agreement, dated August 9, 2021, between the Company and Continental Stock Transfer & Trust Company.(1)
10.2	Registration and Stockholder Rights Agreement, dated August 9, 2021, between the Company and certain security holders.(1)
10.3	Letter Agreement, by and among the Company and certain security holders, officers and directors of the Company.(1)
10.4	Sponsor Warrants Purchase Agreement, dated August 9, 2021 among the Company and Conyers Park III Sponsor LLC.(1)
10.5	Administrative Support Agreement, dated August 12, 2021, by and between the Company and Conyers Park III Sponsor LLC.(1)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on August 12, 2021.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the Commission on July 30, 2021.

Item 16. Form 10-K Summary

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Conyers Park III Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Conyers Park III Acquisition Corp. (the “Company”), as of December 31, 2021, and the related statements of operations, changes in Class A common stock subject to possible redemption and stockholders’ deficit and cash flows for the period from January 7, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 7, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

March 28, 2022

PCAOB ID NUMBER 100

CONYERS PARK III ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2021

Assets:
Current assets:
Cash	$1,547,800
Prepaid expenses	577,718
Total current assets	2,125,518
Marketable securities held in Trust Account	357,006,796
Total assets	$359,132,314

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$144,000
Accounts payable and accrued expenses - related party	60,614
Total current liabilities	204,614
Warrant liability	7,030,400
Deferred underwriting commissions	12,495,000
Total liabilities	19,730,014

Commitments and Contingencies
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 35,700,000 shares subject to possible redemption at $10.00 per share redemption value	357,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,925,000 shares issued and outstanding	893
Additional paid-in capital	—
Accumulated deficit	(17,598,593)
Total stockholders’ deficit	(17,597,700)
Total liabilities, Class A common stock subject to possible redemption and stockholders’ deficit	$359,132,314

The accompanying notes are an integral part of these financial statements.

CONYERS PARK III ACQUISITION CORP.
STATEMENT OF OPERATIONS

For the period from January 7, 2021 (inception) through December 31, 2021

General and administrative expenses	$339,384
Franchise tax expense	100,000
Loss from operations	(439,384)
Other income (expense)
Income from interest in operating account	68
Income from marketable securities held in Trust Account	6,796
Offering costs associated with warrant liability	(18,151)
Change in fair value of warrant liability	2,906,800
Net income	$2,456,129

Weighted average shares outstanding, Class A common stock subject to possible redemption	14,097,493
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.11
Weighted average shares outstanding, Class B common stock	8,813,370
Basic and diluted net income per share, Class B common stock	$0.11

The accompanying notes are an integral part of these financial statements.

CONYERS PARK III ACQUISITION CORP.

STATEMENT OF CHANGES IN CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 7, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Common Stock Subject to Possible Redemption		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 7, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	10,062,500	1,006	23,994	—	25,000
Sale of 35,700,000 Units, net of warrant liability fair value at issuance	35,700,000	357,000,000	—	—	—	—	—
Fair value of public warrants at initial issuance		(16,466,920)			16,466,920		16,466,920
Excess cash received over fair value of Private Placement Warrants	—	—	—	—	202,800	—	202,800
Offering costs	—	(20,281,629)	—	—	—	—
Forfeiture of Class B common stock by Sponsor	—	—	(1,137,500)	(113)	113	—	—
Accretion of Class A common stock subject to possible redemption	—	36,748,549	—	—	(16,693,827)	(20,054,722)	(36,748,549)
Net income	—	—	—	—	—	2,456,129	2,456,129
Balance as of December 31, 2021	35,700,000	$357,000,000	8,925,000	$893	$—	$(17,598,593)	$(17,597,700)

The accompanying notes are an integral part of these financial statements.

CONYERS PARK III ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 7, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flows from operating activities:
Net income	$2,456,129
Adjustments to reconcile net income to net cash used in operating activities:
Income from marketable securities held in Trust Account	(6,796)
Offering costs associated with warrant liability	18,151
Change in fair value of warrant liability	(2,906,800)
Changes in operating assets and liabilities:
Prepaid expenses	(577,718)
Accounts payable and accrued expenses	144,000
Accounts payable and accrued expenses – related party	60,614
Net cash used in operating activities	(812,420)

Cash flows from investing activities:
Cash transferred to Trust Account	(357,000,000)
Net cash used in investing activities	(357,000,000)

Cash flows from financing activities:
Proceeds from promissory note – related party	172,426
Repayment of promissory note – related party	(172,426)
Gross proceeds from sale of 35,700,000 Units	357,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	10,140,000
Payment of offering costs	(7,779,780)
Net cash provided by financing activities	359,360,220

Net change in cash	1,547,800
Cash at beginning of the period	—
Cash at end of the period	$1,547,800

Supplemental disclosure of cash flow information:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$25,000
Deferred underwriting commission in connection with initial public offering	$12,495,000

The accompanying notes are an integral part of these financial statements.

Conyers Park III Acquisition Corp.

Notes to Financial Statements

Note 1 — Description of Organization and Business Operations

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from January 7, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the preparation for its initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Conyers Park III Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on August 9, 2021. On August 12, 2021, the Company consummated its Initial Public Offering of 35,000,000 Units (the “Units” and, with respect to the Class A common stock included in the Units, the “Public Shares”) at $10.00 per Unit, which is discussed in Note 3, generating gross proceeds of $350 million, and incurring offering costs of approximately $20 million, inclusive of approximately $12 million in deferred underwriting commissions (see Note 5). The Company granted the underwriters a 45-day option to purchase up to an additional 5,250,000 Units at the initial public offering price to cover over-allotments, if any (the “Over-Allotment Units”) at the time of the Initial Public Offering.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 6,666,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $10 million (see Note 4).

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had approximately $1.5 million in its operating bank account and working capital of approximately $1.9 million.

The Company’s liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor and the advancement of funds by the Sponsor under the Note (as defined below) to cover the Company’s expenses in connection with the Initial Public Offering. As of December 31, 2021, no amounts remained outstanding under the Note. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future conforming events. Accordingly, the actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. At December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

As of December 31, 2021, the Company had $1,547,800 in cash. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities held in the Trust Account in the accompanying statements of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheet primarily due to their short-term nature, except for the warrant liability (see Note 8).

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

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liability are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common shares issued are charged to stockholders’ deficit upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2021, the Class A common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds received from sale of 35,700,000 Units	$357,000,000
Less:
Fair value of public warrants included in the Units sold	(16,466,920)
Offering costs allocated to Class A common stock	(20,281,629)
Add:
Accretion on Class A common stock to possible redemption value	36,748,549
Class A common stock subject to possible redemption	$357,000,000

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2021, the Company had deferred tax assets of approximately $91,000, with a full valuation allowance against them.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 18,660,000 shares of the Company’s Class A common stock in the calculation of diluted income per share, the exercise of the warrants and the conversion of the rights into Class A common stock is contingent upon the occurrence of future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public Class A common stock subject to redemption and Class B common stock, the Company first calculated the total income (loss) allocable to both sets of shares. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 62% for the Class A common stock and 38% for the Class B common stock for the period from January 7, 2021 (inception) through December 31, 2021, reflective of the respective participation rights.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Period from January 7, 2021 (inception) through December 31, 2021
	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income	$1,511,303	$944,826
Denominator:
Basic and diluted weighted average shares outstanding	14,097,493	8,813,370
Basic and diluted net income (loss) per share	$0.11	$0.11

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt –debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. For smaller reporting companies, this update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The Company’s management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

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

Note 4 — Related Party Transactions

Founder Shares

On March 29, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 10,062,500 shares of Class B common stock, par value $0.0001, (the “Founder Shares”). In June 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors. The initial stockholders agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. With partial exercise of the over-allotment option on August 24, 2021 and subsequent expiration of the over-allotment option on September 23, 2021, 8,925,000 Founder Shares were outstanding as of December 31, 2021 with 1,137,500 Founder Shares forfeited.

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

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, on August 12, 2021 the Company sold 6,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $10 million.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not consummated within the Combination Period, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the Company had no borrowings under any Working Capital Loan.

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

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of an initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $50,000 in expenses in connection with such services during the period from January 7, 2021 (inception) through December 31, 2021.

Note 5 — Commitments and Contingencies

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, and the results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Warrant Liability

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

As of December 31, 2021, there were 6,760,000 Private Placement Warrants outstanding.

Note 7 — Class A Common Stock Subject To Possible Redemption

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 35,700,000 shares of Class A common stock issued and outstanding, including shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Note 8 — Stockholders’ Deficit

Class B Common Stock—As of December 31, 2021, the Company was authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 29, 2021, there were 10,062,500 shares of Class B common stock issued and outstanding. Of the 10,062,500 shares of Class B common stock outstanding, up to 1,312,500 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. With partial exercise of the over-allotment option on August 24, 2021 and subsequent expiration of the over-allotment option on September 23, 2021, 8,925,000 Founder Shares were outstanding as of December 31, 2021 with 1,137,500 Founder Shares forfeited.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Public Warrants — As of December 31, 2021, there were 11,900,000 Public Warrants outstanding.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$357,006,796	$—	$—
Liabilities:
Warrant liability	$—	$—	$7,030,400

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

The estimated fair value of the Private Placement Warrants is measured at fair value using a Black-Scholes option pricing model with the volatility calculated by backsolving in a Monte Carlo simulation. Inherent in a Black-Scholes option pricing model with the volatility calculated by backsolving in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s publicly traded warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

As of December 31, 2021
Exercise price	$11.50
Stock price	$9.77
Volatility	19.0%
Term (in years)	5.61
Risk-free rate	1.48%
Dividend yield	0.0%

The change in the fair value of the warrant liability, measured with Level 3 inputs, for the period ended December 31, 2021 is summarized as follows:

Fair value as of January 7, 2021 (inception)	$—
Fair value of warrant liability at issuance	9,937,200
Change in fair value of warrant liability	(2,906,800)
Warrant liability balance as of December 31, 2021	$7,030,400

Note 10 — Income Taxes

The Company’s taxable income primarily consists of interest income from marketable securities held in the Trust Account. There was no income tax expense for the period from January 7, 2021 (inception) through December 31, 2021.

The income tax provision (benefit) consists of the following:

December 31, 2021
Current:
Federal	$—
State	—
Deferred:
Federal	90,830
State	—
Change in valuation allowance	(90,830)
Income tax provision	$—

The Company’s net deferred tax assets are as follows:

December 31, 2021
Deferred tax assets:
Startup/organizational costs	$71,271
Net operating loss	19,559
Total deferred tax assets	90,830
Valuation allowance	(90,830)
Deferred tax assets, net of allowance	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

There were no unrecognized tax benefits as of December 31, 2021. No amounts were accrued for the payment of interest and penalties at December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

December 31, 2021
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Offering costs associated with warrant liability	0.2%
Change in fair value of warrant liability	(24.9)%
Change in valuation allowance	3.7%
Effective income tax rate	0.0%

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after December 31, 2021, up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2022	CONYERS PARK III ACQUISITION CORP.

	By:	/s/ David J. West
	Name:	David J. West
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David J. West	Co-Chief Executive Officer and Chairman of the Board	March 28, 2022
David J. West	(Principal Executive Officer)

/s/ Brian K. Ratzan	Chief Financial Officer and Director	March 28, 2022
Brian K. Ratzan	(Principal Financial and Accounting Officer)

/s/ James M. Kilts	Co-Chief Executive Officer	March 28, 2022
James M. Kilts

/s/ Max Papkov	Vice President of Strategy and Director	March 28, 2022
Max Papkov

/s/ Carol Herman	Director	March 28, 2022
Carol Herman

/s/ Nancy Karch	Director	March 28, 2022
Nancy Karch

/s/ Arvin Kash	Director	March 28, 2022
Arvin Kash

/s/ Peter Klein	Director	March 28, 2022
Peter Klein