Form 10-Q
period 2022-03-31
Conyers Park III Acquisition Corp.
filed 2022-05-16
CIK 1841137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, 35,700,000 shares of Class A common stock, par value $0.0001, and 8,925,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

CONYERS PARK III ACQUISITION CORP.
Quarterly Report on Form 10-Q

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION	1

Item 1. Interim Financial Statements.	1

Condensed Balance Sheets as of December 31, 2021 and March 31, 2022 (Unaudited)	1

Unaudited Condensed Statements of Operations For The Three Months Ended March 31, 2022 and For The Period From January 7, 2021 (Inception) through March 31, 2021	2

Unaudited Condensed Statements of Changes in Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit) For The Three Months Ended March 31, 2022 and For The Period From January 7, 2021 (Inception) through March 31, 2021	3

Unaudited Condensed Statements of Cash Flows For The Three Months Ended March 31, 2022 and For The Period from January 7, 2021 (Inception) through March 31, 2021	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II – OTHER INFORMATION	24

Item 1. Legal Proceedings	24

Item 1A. Risk Factors.	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Mine Safety Disclosures	24

Item 5. Other Information	24

Item 6. Exhibits.	25

PART III — SIGNATURE	26

Signature	26

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CONYERS PARK III ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
Assets:
Current assets:
Cash	$1,344,252	$1,547,800
Prepaid expenses	486,500	577,718
Total current assets	1,830,752	2,125,518
Marketable securities held in Trust Account	357,000,000	357,006,796
Total assets	$358,830,752	$359,132,314

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$209,296	$144,000
Accounts payable and accrued expenses - related party	135,621	60,614
Total current liabilities	344,917	204,614
Warrant liability	3,853,200	7,030,400
Deferred underwriting commissions	12,495,000	12,495,000
Total liabilities	16,693,117	19,730,014

Commitments and Contingencies
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 35,700,000 shares subject to possible redemption at $10.00 per share redemption value	357,000,000	357,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,925,000 shares issued and outstanding	893	893
Additional paid-in capital	-	-
Accumulated deficit	(14,863,258)	(17,598,593)
Total stockholders’ deficit	(14,862,365)	(17,597,700)
Total liabilities, Class A common stock subject to possible redemption and stockholders’ deficit	$358,830,752	$359,132,314

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK III ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31, 2022	For The Period From January 7, 2021 (Inception) through March 31, 2021
General and administrative expenses	$398,010	$2,000
Franchise tax expense	50,000	—
Loss from operations	(448,010)	(2,000)
Other income (expense)
Income from interest in operating account	37	—
Income from marketable securities held in Trust Account	6,108	—
Change in fair value of warrant liability	3,177,200	—
Net income (loss)	$2,735,335	$(2,000)

Weighted average shares outstanding, Class A common stock subject to possible redemption	35,700,000	—
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.06	$—
Weighted average shares outstanding, Class B common stock(1)	8,925,000	8,750,000
Basic and diluted net income (loss) per share, Class B common stock	$0.06	$(0.00)

(1)	For the period from January 7, 2021 (inception) through March 31, 2021, this number excludes an aggregate of up to 1,312,500 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. With partial exercise of the over- allotment option on August 24, 2021 and subsequent expiration of the over-allotment option on September 23, 2021, 8,925,000 Founder Shares were outstanding as of March 31, 2022 with 1,137,500 Founder Shares forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK III ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)

For The Three Months Ended March 31, 2022

	Class A Common Stock Subject to Possible Redemption		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	35,700,000	$357,000,000	8,925,000	$893	$—	$(17,598,593)	$(17,597,700)
Net income	—	—	—	—	—	2,735,335	2,735,335
Balance as of March 31, 2022 (Unaudited)	35,700,000	$357,000,000	8,925,000	$893	$—	$(14,863,258)	$(14,862,365)

For The Period From January 7, 2021 (Inception) through March 31, 2021

	Class A Common Stock Subject to Possible Redemption		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 7, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	10,062,500	1,006	23,994	—	25,000
Net loss	—	—	—	—	—	(2,000)	(2,000)
Balance as of March 31, 2021 (Unaudited)	—	$—	10,062,500	$1,006	$23,994	$(2,000)	$23,000

(1)	This number includes an aggregate of up to 1,312,500 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. With partial exercise of the over-allotment option on August 24, 2021 and subsequent expiration of the over-allotment option on September 23, 2021, 8,925,000 Founder Shares were outstanding as of March 31, 2022 with 1,137,500 Founder Shares forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK III ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31, 2022	For The Period From January 7, 2021 (Inception) through March 31, 2021
Cash flows from operating activities:
Net income (loss)	$2,735,335	$(2,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from marketable securities held in Trust Account	(6,108)	—
Change in fair value of warrant liability	(3,177,200)	—
Changes in operating assets and liabilities:
Prepaid expenses	91,219	—
Accounts payable and accrued expenses	65,296	2,000
Accounts payable and accrued expenses – related party	75,007	—
Net cash used in operating activities	(216,451)	—

Cash flows from investing activities:
Investment income released from Trust Account	12,903	—
Net cash used in investing activities	12,903	—

Net change in cash	(203,548)	—

Cash at beginning of the period	1,547,800	—
Cash at end of the period	$1,344,252	$—

Supplemental disclosure of cash flow information:
Deferred offering costs included in accounts payable and accrued expenses	$—	$146,360
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 7, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the preparation for its initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had approximately $1.3 million in its operating bank account and working capital of approximately $1.5 million.

The Company’s liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor and the advancement of funds by the Sponsor under the Note (see Note 4) to cover the Company’s expenses in connection with the Initial Public Offering. As of March 31, 2022, no amounts remained outstanding under the Note. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loan.

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

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K, filed by the Company with the SEC on March 28, 2022.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. At March 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

As of March 31, 2022 and December 31, 2021, the Company had $1,344,252 and $1,547,800, respectively, in cash. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

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

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds received from sale of 35,700,000 Units	$357,000,000
Less:
Fair value of public warrants included in the Units sold	(16,466,920)
Offering costs allocated to Class A common stock	(20,281,629)
Plus:
Accretion on Class A common stock to possible redemption value	36,748,549
Class A common stock subject to possible redemption	$357,000,000

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had deferred tax assets of approximately $93,000 and $91,000, respectively, with a full valuation allowance against them.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 18,660,000 shares of the Company’s Class A common stock in the calculation of diluted income per share, the exercise of the warrants and the conversion of the rights into Class A common stock is contingent upon the occurrence of future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public Class A common stock subject to redemption and Class B common stock, the Company first calculated the total income (loss) allocable to both sets of shares. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 80% for the Class A common stock and 20% for the Class B common stock for the three months ended March 31, 2022.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For The Three Months Ended March 31, 2022		For The Period From January 7, 2021 (Inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$2,188,268	$547,067	$—	$(2,000)
Denominator:
Basic and diluted weighted average shares outstanding	35,700,000	8,925,000	—	8,750,000
Basic and diluted net income (loss) per common share	$0.06	$0.06	$—	$(0.00)

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

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4—Related Party Transactions

Founder Shares

On March 29, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 10,062,500 shares of Class B common stock, par value $0.0001, (the “Founder Shares”). In June 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors. The initial stockholders agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. With partial exercise of the over-allotment option on August 24, 2021 and subsequent expiration of the over-allotment option on September 23, 2021, 8,925,000 Founder Shares were outstanding as of March 31, 2022 with 1,137,500 Founder Shares forfeited.

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

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not consummated within the Combination Period, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under any Working Capital Loan.

Promissory Note

Prior to the closing of the Initial Public Offering, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was payable on the earlier of March 31, 2022 or the completion of the Initial Public Offering. On August 12, 2021, the total balance of $172,426 of the Note was repaid to the Sponsor. Subsequent to the repayment, the Note was no longer available to the Company.

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of an initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 in expenses in connection with such services during the three months ended March 31, 2022 as reflected in the accompanying unaudited condensed statement of operations. As of March 31, 2022 and December 31, 2021, the Company had approximately $80,000 and $50,000, respectively, in accrued expenses for related party in connection with such services as reflected in the accompanying unaudited condensed balance sheets.

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities.

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

As of March 31, 2022 and December 31, 2021, there were 6,760,000 Private Placement Warrants outstanding.

Note 7—Class A Common Stock Subject To Possible Redemption

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 35,700,000 shares of Class A common stock issued and outstanding, including shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Note 8—Stockholders’ Deficit

Class B Common Stock—As of March 31, 2022, the Company was authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 29, 2021, there were 10,062,500 shares of Class B common stock issued and outstanding. Of the 10,062,500 shares of Class B common stock outstanding, up to 1,312,500 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. With partial exercise of the over-allotment option on August 24, 2021 and subsequent expiration of the over-allotment option on September 23, 2021, 8,925,000 Founder Shares were outstanding as of March 31, 2022 and December 31, 2021 with 1,137,500 Founder Shares forfeited.

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

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Public Warrants—As of March 31, 2022 and December 31, 2021, there were 11,900,000 Public Warrants outstanding.

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

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$357,000,000	$—	$—
Total	$357,000,000	$—	$—

Liabilities:
Warrant liability	$—	$—	$3,853,200
Total	$—	$—	$3,853,200

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$357,006,796	$—	$—
Total	$357,006,796	$—	$—

Liabilities:
Warrant liability	$—	$—	$7,030,400
Total	$—	$—	$7,030,400

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. No transfers to/from Levels 1, 2 or 3 were recognized during the reporting period.

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of December 31, 2021	As of March 31, 2022
Exercise price	$11.50	$11.50
Stock price	$9.77	$9.83
Volatility	19.00%	9.60%
Term (in years)	5.61	5.67
Risk-free rate	1.48%	2.57%
Dividend yield	0.00%	0.00%

The change in the fair value of the warrant liability, measured with Level 3 inputs, for the period ended March 31, 2022 is summarized as follows:

Fair value as of December 31, 2021 (audited)	$7,030,400
Change in fair value of warrant liability	(3,177,200)
Warrant liability balance as of March 31, 2022 (unaudited)	$3,853,200

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 6,666,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $10 million.

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

Results of Operations

Our entire activity since inception through March 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $2,735,335, which consisted of $3,177,200 of non-operating gain resulting from the change in fair value of warrant liability and $6,145 of income from interest in operating account and marketable securities held in Trust Account, offset by $398,010 in general and administrative costs.

Liquidity and Capital Resources

As of March 31, 2022, the Company had approximately $1.3 million in its operating bank account and working capital of approximately $1.5 million.

The Company’s liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor and the advancement of funds by the Sponsor under the Note (as defined below) to cover the Company’s expenses in connection with the Initial Public Offering. As of March 31, 2022, no amounts remained outstanding under the Note. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loan.

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

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of an initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 in expenses in connection with such services during the three months ended March 31, 2022 as reflected in the accompanying unaudited condensed statement of operations. As of March 31, 2022 and December 31, 2021, the Company had approximately $80,000 and $50,000, respectively, in accrued expenses for related party in connection with such services as reflected in the accompanying unaudited condensed balance sheets.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liability are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common shares issued were charged to stockholders’ deficit upon the completion of the Initial Public Offering.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheet.

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

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public Class A common stock subject to redemption and Class B common stock, the Company first calculated the total income (loss) allocable to both sets of shares. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 80% for the Class A common stock and 20% for the Class B common stock for the three months ended March 31, 2022.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in restatement of our unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 and restatement of our audited balance sheet as of August 12, 2021 included in Amendment No. 1 to our Form 8-K originally filed on August 18, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, shares of Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2022, other than noted below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. We are monitoring our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. We are also ensuring enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, except as disclosed below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC on March 28, 2022. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC on March 28, 2022.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes, or our failure to comply with such applicable laws and regulations as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On March 29, 2021, the Sponsor paid $25,000, or approximately $0.002 per share, on behalf of the Company in exchange for a capital contribution and in consideration of 10,062,500 shares of Class B common stock, par value $0.0001 per share. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). With partial exercise of the over-allotment option on August 24, 2021 and subsequent expiration of the over-allotment option on September 23, 2021, 8,925,000 Founder Shares were outstanding as of March 31, 2022 with 1,137,500 Founder Shares forfeited.

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

A total of $7,000,000 of the net proceeds from the sale of the additional Over-Allotment Units and the additional Private Placement Warrants was deposited in a trust account established for the benefit of the Company’s public stockholders, with Continental Stock Transfer& Trust Company acting as trustee, bringing the aggregate proceeds held in the Trust Account to $357,000,000.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.

PART III

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of May 2022.

CONYERS PARK III ACQUISITION CORP.

By:	/s/ David J. West
Name:	David J. West
Title:	Co-Chief Executive Officer