Form 10-Q
period 2022-09-30
Conyers Park III Acquisition Corp.
filed 2022-11-14
CIK 1841137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 35,700,000 shares of Class A common stock, par value $0.0001, and 8,925,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

CONYERS PARK III ACQUISITION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION	1

Item 1. Interim Financial Statements.	1

Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the Period from January 7, 2021 (Inception) through September 30, 2021	2

Unaudited Condensed Statements of Changes in Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the Period from January 7, 2021 (Inception) through September 30, 2021	3

Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from January 7, 2021 (Inception) through September 30, 2021	4

Notes to Unaudited Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4. Controls and Procedures.	22

PART II – OTHER INFORMATION	23

Item 1. Legal Proceedings.	23

Item 1A. Risk Factors.	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.	23

Item 3. Defaults Upon Senior Securities.	24

Item 4. Mine Safety Disclosures.	24

Item 5. Other Information.	24

Item 6. Exhibits.	24

PART III — SIGNATURE	25

Signature	25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CONYERS PARK III ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
Assets:
Current assets:
Cash	$2,144,808	$1,547,800
Prepaid expenses	304,063	577,718
Total current assets	2,448,871	2,125,518
Marketable securities held in Trust Account	357,296,512	357,006,796
Total assets	$359,745,383	$359,132,314

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$155,385	$144,000
Accounts payable and accrued expenses - related party	199,802	60,614
Income taxes payable	258,494	-
Total current liabilities	613,681	204,614
Warrant liability	1,352,000	7,030,400
Deferred underwriting commissions	12,495,000	12,495,000
Total liabilities	14,460,681	19,730,014

Commitments and Contingencies
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 35,700,000 shares subject to possible redemption at $10.00 per share redemption value as of September 30, 2022 and December 31, 2021	357,000,000	357,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,925,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	893	893
Additional paid-in capital	-	-
Accumulated deficit	(11,716,191)	(17,598,593)
Total stockholders’ deficit	(11,715,298)	(17,597,700)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$359,745,383	$359,132,314

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK III ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Period from January 7, 2021 (Inception) through September 30, 2021

General and administrative expenses	$240,554	$148,511	$803,710	$150,511
Franchise tax expense	50,000	50,000	150,000	50,000
Loss from operations	(290,554)	(198,511)	(953,710)	(200,511)
Other income (expense):
Income from interest in operating account	1,152	28	1,328	28
Income from marketable securities held in Trust Account	1,186,811	828	1,466,878	828
Offering costs associated with warrant liability	-	(17,434)	-	(17,434)
Change in fair value of warrant liability	608,400	338,000	5,678,400	338,000
Income before income tax expense	1,505,809	122,911	6,192,896	120,911
Income tax expense	292,201	-	310,494	-
Net income	$1,213,608	$122,911	$5,882,402	$120,911

Weighted average shares outstanding, Class A common stock subject to possible redemption	35,700,000	19,310,870	35,700,000	6,653,933
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.03	$0.00	$0.13	$0.01
Weighted average shares outstanding, Class B common stock	8,925,000	8,822,283	8,925,000	8,774,906
Basic and diluted net income per share, Class B common stock	$0.03	$0.00	$0.13	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK III ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2022

	Class A Common Stock Subject to Possible Redemption		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	35,700,000	$357,000,000	8,925,000	$893	$—	$(17,598,593)	$(17,597,700)
Net income	—	—	—	—	—	2,735,335	2,735,335
Balance as of March 31, 2022 (unaudited)	35,700,000	357,000,000	8,925,000	893	—	(14,863,258)	(14,862,365)
Net income	—	—	—	—	—	1,933,459	1,933,459
Balance as of June 30, 2022 (unaudited)	35,700,000	357,000,000	8,925,000	893	—	(12,929,799)	(12,928,906)
Net income	—	—	—	—	—	1,213,608	1,213,608
Balance as of September 30, 2022 (unaudited)	35,700,000	$357,000,000	8,925,000	$893	$—	$(11,716,191)	$(11,715,298)

For the Three Months Ended September 30, 2021 and

For the Period from January 7, 2021 (Inception) through September 30, 2021

	Class A Common Stock Subject to Possible Redemption		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 7, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	10,062,500	1,006	23,994	—	25,000
Net loss	—	—	—	—	—	(2,000)	(2,000)
Balance as of March 31, 2021 (unaudited)	—	—	10,062,500	1,006	23,994	(2,000)	23,000
Net income	—	—	—	—	—	—	—
Balance as of June 30, 2021 (unaudited)	—	—	10,062,500	1,006	23,994	(2,000)	23,000
Sale of 35,700,000 Units, net of warrant liability fair value at issuance	35,700,000	357,000,000	—	—	—	—	—
Fair value of public warrants at initial issuance	—	(16,466,920)	—	—	16,466,920	—	16,466,920
Excess cash received over fair value of Private Placement Warrants	—	—	—	—	202,800	—	202,800
Offering costs	—	(20,282,346)	—	—	—	—	—
Forfeiture of Class B common stock by Sponsor	—	—	(1,137,500)	(113)	113	—	—
Accretion of Class A common stock subject to possible redemption	—	36,749,266	—	—	(16,693,827)	(20,055,439)	(36,749,266)
Net income	—	—	—	—	—	122,911	122,911
Balance as of September 30, 2021 (unaudited)	35,700,000	$357,000,000	8,925,000	$893	$—	$(19,934,528)	$(19,933,635)

(1)	This number includes an aggregate of up to 1,312,500 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. With partial exercise of the over-allotment option on August 24, 2021 and subsequent expiration of the over-allotment option on September 23, 2021, 8,925,000 Founder Shares were outstanding as of September 30, 2022 with 1,137,500 Founder Shares forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK III ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2022	For the Period from January 7, 2021 (Inception) through September 30, 2021
Cash flows from operating activities:
Net income	$5,882,402	$120,911
Adjustments to reconcile net income to net cash used in operating activities:
Income from marketable securities held in Trust Account	(1,466,878)	(828)
Offering costs associated with warrant liability	—	17,434
Change in fair value of warrant liability	(5,678,400)	(338,000)
Changes in operating assets and liabilities:
Prepaid expenses	273,655	(668,938)
Accounts payable and accrued expenses	11,385	108,463
Accounts payable and accrued expenses – related party	139,188	26,351
Income taxes payable	258,494	—
Net cash used in operating activities	(580,154)	(734,607)

Cash flows from investing activities:
Investment income released from Trust Account	1,177,162	—
Cash deposited in Trust Account	—	(357,000,000)
Net cash provided by (used in) investing activities	1,177,162	(357,000,000)

Cash flows from financing activities:
Proceeds from promissory note – related party	—	172,426
Repayment of promissory note - related party	—	(172,426)
Gross proceeds from sale of 35,700,000 Units	—	357,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	10,140,000
Payment of offering costs	—	(7,779,780)
Net cash provided by financing activities	—	359,360,220

Net change in cash	597,008	1,625,613

Cash at beginning of the period	1,547,800	—
Cash at end of the period	$2,144,808	$1,625,613

Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000
Deferred underwriting commission in connection with initial public offering	$—	$12,495,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK III ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 7, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the preparation for its initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Trust Account

Following the closing of the Initial Public Offering on August 12, 2021, and the closing of the underwriters’ partial exercise of the over-allotment option on August 24, 2021, $357 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering, over-allotment and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company (“CST”) acting as trustee, and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the assets held in Trust Account as described below.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $2.1 million in its operating bank account and working capital of approximately $1.9 million.

The Company’s liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor and the advancement of funds by the Sponsor under the Note (see Note 4) to cover the Company’s expenses in connection with the Initial Public Offering. As of September 30, 2022, no amounts remained outstanding under the Note. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Pursuant to the trust agreement dated as of August 9, 2021 between the Company and CST, as of September 30, 2022, the Company has withdrawn a total of $1,177,162 of interest income from the Trust Account to satisfy franchise and income tax obligations and working capital needs.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 12, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation.

CONYERS PARK III ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

CONYERS PARK III ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Cash and Cash Equivalents

As of September 30, 2022 and December 31, 2021, the Company had $2,144,808 and $1,547,800, respectively, in cash. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Pursuant to the trust agreement dated as of August 9, 2021 between the Company and CST, during the three months ended September 30, 2022 the Company withdrew $1,164,259 of interest income from the Trust Account. Of this amount, $164,259 was for satisfying the Company’s franchise and income tax obligations and $1,000,000 was for working capital needs. For the nine months ended September 30, 2022 and since inception, the Company has withdrawn a total of $1,177,162 of interest income from the Trust Account to satisfy franchise and income tax obligations and working capital needs.

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in gain on marketable securities held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed balance sheets primarily due to their short-term nature, except for the warrant liability (see Note 8).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liability are expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A common shares issued are charged to stockholders’ deficit upon the completion of the Initial Public Offering.

Warrant Liability

The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Private Placement Warrants do not meet the criteria for equity treatment thereunder, each Private Placement Warrant must be recorded as a liability. Accordingly, the Company classifies each Private Placement Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the private placement warrant liability is adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations.

CONYERS PARK III ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

As of September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds received from sale of 35,700,000 Units	$357,000,000
Less:
Fair value of public warrants included in the Units sold	(16,466,920)
Offering costs allocated to Class A common stock	(20,281,629)
Plus:
Accretion on Class A common stock to possible redemption value	36,748,549
Class A common stock subject to possible redemption	$357,000,000

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022 and December 31, 2021, the Company had deferred tax assets of approximately $290,000 and $91,000, respectively, with a full valuation allowance against them.

The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2022, the Company recorded income tax expense of approximately $292,201 and $310,494, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2022 differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

CONYERS PARK III ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the outstanding Public Warrants and the Private Placement Warrants to purchase an aggregate of 18,660,000 shares of the Company’s Class A common stock in the calculation of diluted income per share because their exercise is contingent upon the occurrence of future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2022		For the Period from January 7, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$970,886	$242,722	$84,367	$38,544	$4,705,922	$1,176,480	$52,145	$68,766
Denominator:
Basic and diluted weighted average shares outstanding	35,700,000	8,925,000	19,310,870	8,822,283	35,700,000	8,925,000	6,653,933	8,774,906
Basic and diluted net income per common share:	$0.03	$0.03	$0.00	$0.00	$0.13	$0.13	$0.01	$0.01

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt –debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. For smaller reporting companies, this update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The Company’s management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s condensed financial statements.

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

CONYERS PARK III ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Note 4—Related Party Transactions

Founder Shares

On March 29, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 10,062,500 shares of Class B common stock, par value $0.0001, (the “Founder Shares”). In June 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors. The initial stockholders agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. With partial exercise of the over-allotment option on August 24, 2021 and subsequent expiration of the over-allotment option on September 23, 2021, 8,925,000 Founder Shares were outstanding as of September 30, 2022 with 1,137,500 Founder Shares forfeited.

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

CONYERS PARK III ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not consummated within the Combination Period, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under any Working Capital Loans.

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

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of an initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, respectively, in expenses in connection with such services as reflected in the accompanying unaudited condensed statements of operations. As of September 30, 2022 and December 31, 2021, the Company had approximately $140,000 and $50,000, respectively, in accrued expenses for related party in connection with such services as reflected in the accompanying condensed balance sheets.

Note 5—Commitments and Contingencies

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

SEPTEMBER 30, 2022

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

Note 6—Warrant Liability

Private Placement Warrants—The Company accounts for the Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the private placement warrants do not meet the criteria for equity treatment thereunder, each private placement warrant must be recorded as a liability. Accordingly, the Company will classify each private placement warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the private placement warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations.

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

As of September 30, 2022 and December 31, 2021, there were 6,760,000 Private Placement Warrants outstanding.

Note 7—Class A Common Stock Subject to Possible Redemption

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 35,700,000 shares of Class A common stock issued and outstanding, including shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Note 8—Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class B Common Stock—As of September 30, 2022, the Company was authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022, there were 10,062,500 shares of Class B common stock issued and outstanding. Of the 10,062,500 shares of Class B common stock outstanding, up to 1,312,500 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. With partial exercise of the over-allotment option on August 24, 2021 and subsequent expiration of the over-allotment option on September 23, 2021, 8,925,000 Founder Shares were outstanding as of September 30, 2022 and December 31, 2021 with 1,137,500 Founder Shares forfeited.

CONYERS PARK III ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Public Warrants—As of September 30, 2022 and December 31, 2021, there were 11,900,000 Public Warrants outstanding.

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

CONYERS PARK III ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Note 9—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$357,296,512	$—	$—
Total	$357,296,512	$—	$—

Liabilities:
Warrant liability	$—	$—	$1,352,000
Total	$—	$—	$1,352,000

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

CONYERS PARK III ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.87	$9.77
Volatility	2.20%	19.00%
Term (in years)	5.41	5.61
Risk-free rate	4.07%	1.48%
Dividend yield	0.00%	0.00%

The change in the fair value of the warrant liability, measured with Level 3 inputs, for the nine months ended September 30, 2022 is summarized as follows:

Fair value as of December 31, 2021	$7,030,400
Change in fair value of warrant liability	(5,678,400)
Warrant liability balance as of September 30, 2022 (unaudited)	$1,352,000

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

Following the closing of the Initial Public Offering on August 12, 2021 and the closing of the underwriters’ partial exercise of the over-allotment option on August 24, 2021, $357 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering, over-allotment and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company (“CST”) acting as trustee, and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in Trust Account as described below.

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

Results of Operations

Our entire activity since inception through September 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination.

For the three months ended September 30, 2022, we had net income of $1,213,608 which consisted of $608,400 of non-operating gain resulting from the change in fair value of warrant liability and $1,187,963 of income from interest in operating account and marketable securities held in Trust Account, offset by $240,554 in general and administrative costs and $292,201 in income tax expense.

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

For the nine months ended September 30, 2022, we had net income of $5,882,402 which consisted of $5,678,400 of non-operating gain resulting from the change in fair value of warrant liability and $1,468,206 of income from interest in operating account and marketable securities held in Trust Account, offset by $803,710 in general and administrative costs and $310,494 in income tax expense.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $2.1 million in its operating bank account and working capital of approximately $1.9 million.

The Company’s liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor and the advancement of funds by the Sponsor under the Note (as defined below) to cover the Company’s expenses in connection with the Initial Public Offering. As of September 30, 2022, no amounts remained outstanding under the Note. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Pursuant to the trust agreement dated as of August 9, 2021 between the Company and CST, as of September 30, 2022, the Company has withdrawn a total of $1,177,162 of interest income from the Trust Account to satisfy franchise and income tax obligations and working capital needs.

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

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of an initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, respectively, in expenses in connection with such services as reflected in the accompanying unaudited condensed statement of operations. As of September 30, 2022 and December 31, 2021, the Company had approximately $140,000 and $50,000, respectively, in accrued expenses for related party in connection with such services as reflected in the accompanying unaudited condensed balance sheets.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. dollars in conformity with accounting principles generally accepted in the United States (“GAAP”) and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. A summary of our significant accounting policies is included in Note 2 to our unaudited condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our unaudited condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our Annual Report on Form 10-K, filed with the SEC on March 28, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended September 30, 2022.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective as of September 30, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in restatement of our unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 and restatement of our audited balance sheet as of August 12, 2021 included in Amendment No. 1 to our Form 8-K originally filed on August 18, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, shares of Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2022, other than noted below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. We are monitoring our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. We are also ensuring enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased, and thus could cause a reduction in the value of our Class A common stock. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a business combination, the exercise of a redemption right, the liquidation of our company or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination, the exercise of a redemption right, the liquidation of our company or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination. Further, the application of the excise tax in the event of a liquidation is uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On March 29, 2021, the Sponsor paid $25,000, or approximately $0.002 per share, on behalf of the Company in exchange for a capital contribution and in consideration of 10,062,500 shares of Class B common stock, par value $0.0001 per share. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). With partial exercise of the over-allotment option on August 24, 2021 and subsequent expiration of the over-allotment option on September 23, 2021, 8,925,000 Founder Shares were outstanding as of September 30, 2022 with 1,137,500 Founder Shares forfeited.

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

PART III

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November 2022.

CONYERS PARK III ACQUISITION CORP.

By:	/s/ David J. West
Name:	David J. West
Title:	Co-Chief Executive Officer