Form 10-K
period 2022-12-31
Conyers Park III Acquisition Corp.
filed 2023-03-30
CIK 1841137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-40719

CONYERS PARK III ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-1451191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

999 Vanderbilt Beach Road, Suite 601 Naples, FL	34108
(Address of principal executive offices)	(Zip Code)

(212) 429-2211
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	CPAAU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share, included as part of the units	CPAA	The Nasdaq Stock Market LLC
Warrants included as part of the Units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	CPAAW	The Nasdaq Stock Market LLC

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

The registrant’s Units began trading on the Nasdaq Capital Market (“Nasdaq”) on August 10, 2021 and the registrant’s shares of Class A common stock, par value $0.0001 (the “Class A common stock”) and warrants began trading on the Nasdaq on September 28, 2021. The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2022, as reported on the Nasdaq, was $345,933,000.

As of March 29, 2023, 35,700,000 shares of Class A common stock (which includes shares of Class A common stock that are underlying the Company’s units), par value $0.0001, and 8,925,000 shares of Class B common stock, par value $0.0001 (the “Class B common stock”), were issued and outstanding.

CONYERS PARK III ACQUISITION CORP.

Form 10-K

For the Year Ended December 31, 2022

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

While we may pursue an acquisition opportunity in any industry or sector, we are focused on the consumer sector and consumer-related businesses, which complements our expertise and which will benefit from our operational value add. We believe that our experience and capabilities will make us an attractive partner to potential target businesses, enhance our ability to complete a successful business combination, and bring value to the business post-business combination. Not only does our team bring a combination of operating, investing, financial and transactional experience, but also has worked closely together in the past at multiple consumer companies, creating value for shareholders. We believe that companies operating in the consumer sector have characteristics which make them attractive investments. Many companies in the consumer industry generate high margins and strong free cash flow, maintain operational stability throughout economic cycles, and serve as good platforms for future acquisitions. Furthermore, these companies can create significant value by introducing new products and/or services to the marketplace, growing distribution, and building brands that resonate in households worldwide. Our team has executed on these growth strategies throughout their careers.

Our team has prior experience in raising blank check companies similar to our own company and executing successful business combinations. Please refer to the paragraphs below under “Conyers Park Acquisition Corp.” and “Conyers Park II Acquisition Corp.” for more detail on our prior blank check companies’ respective business combinations with Atkins Nutritionals, Inc. (to form The Simply Good Foods Company) in 2017 and with Advantage Solutions in 2020.

Our management team is led by David J. West, our Chief Executive Officer, Brian K. Ratzan, our Chief Financial Officer and Max Papkov, our Vice President of Strategy. In addition, James M. Kilts serves as Special Advisor to the Board. In this role, Mr. Kilts works closely with the management team in identifying and evaluating businesses for a potential business combination. Mr. Kilts also will work closely with the management team to execute such a business combination and it is expected that he will have a meaningful role advising the combined company after completion of the business combination. Mr. West’s and Mr. Kilts’ careers have centered on identifying and implementing value creation initiatives throughout the consumer industry. They have collectively created approximately $50 billion in shareholder value throughout their combined 75+ year careers in the consumer industry by relying on what we believe to be tried-and-true management strategies: cost management and productivity enhancement and reinvesting the savings behind product innovation, marketing and brand building. Mr. Ratzan and Mr. Papkov collectively bring 35+ years of private equity and special purpose acquisition company (“SPAC”) investing experience. The deep operating experience of Mr. West and Mr. Kilts complements Mr. Ratzan’s and Mr. Papkov’s financial and transactional expertise to create a unique team capable of identifying attractive investments and executing deals in the consumer sector.

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

Our sponsor is an affiliate of Centerview Capital. Founded in 2006, Centerview Capital sponsors multiple investment funds, including consumer funds (also known as Centerview Capital Consumer) and technology funds (also known as Centerview Capital Technology). Our team, including David J. West, Brian K. Ratzan, Max Papkov and James M. Kilts (Special Advisor to the Board), are all partners of Centerview Capital Consumer. Our team has made investments across the consumer industry spectrum, including the food and beverage, household/personal care and consumer services sectors with a proven track record of identifying high-quality assets, businesses and management teams. Centerview Capital is associated with Centerview Partners. Certain partners in Centerview Partners are also partners (either directly or indirectly) in the ultimate general partner and the manager of Centerview Capital Consumer’s investment funds, and serve on Centerview Capital Consumer’s investment committee. Centerview Partners is a leading independent investment banking and advisory firm which provides advice on mergers and acquisitions, financial restructurings, valuation and capital structure to companies, institutions and governments. Since the founding of Centerview Partners in 2006, the firm has advised on nearly $3 trillion of transactions. Centerview Partners’ clients include over 20% of the 50 largest companies in the world by market capitalization, including many of the world’s most influential consumer companies, which we believe further broaden our reach and network of deal contacts.

Our team’s proprietary deal sourcing network, ranging from industry executives, private owners, private equity funds and investment bankers, in addition to the extensive global industry and geographical reach of Centerview Capital Consumer and Centerview Partners, will enable us to pursue a broad range of opportunities across the entire consumer sector. Our team believes that its ability to identify and implement operational value creation initiatives will remain central to its differentiated acquisition strategy. Additionally, our network and current affiliations will allow us to lean heavily on an existing infrastructure of resources that will assist in due diligence and ultimately structuring an acquisition.

Conyers Park Acquisition Corp.

In April 2016, our team founded Conyers Park Acquisition Corp. (“Conyers Park I”), a blank check company formed for substantially similar purposes as our company. Conyers Park I completed its initial public offering in July 2016, generating aggregate proceeds of $402.5 million, which it used to complete a business combination with Atkins Nutritionals, Inc. in July 2017 and to form The Simply Good Foods Company (“Simply Good Foods”). Simply Good Foods is a developer, marketer and seller of branded nutritional foods and snacking products including nutrition bars, ready-to-drink shakes, snacks and confectionery products marketed under the Atkins®, Quest® and Atkin Endulge® brand names. Since the business combination, Simply Good Foods has executed on its strategic plan and grown the business organically through product innovation, improved packaging and new marketing campaigns. Simply Good Foods also acquired Quest Nutrition in November 2019 for $1.0 billion, which further strengthened Simply Good Foods’ position within the nutritional snacking category by expanding its portfolio of brands and product offerings. Total reported net sales for Simply Good Foods and Atkins® North America brand net sales (an organic measure) have grown at 24% and 11% CAGRs, respectively, from FY2017 to FY2022. Simply Good Foods’ common stock is listed on the Nasdaq under the symbol “SMPL”. Mr. Kilts and Mr. West currently serve as Chairman and Vice Chairman, respectively, and Mr. Ratzan currently serves as a Director of Simply Good Foods.

Conyers Park II Acquisition Corp.

In May 2019, our team founded Conyers Park II Acquisition Corp. (“Conyers Park II”), a blank check company formed for substantially similar purposes as our company and Conyers Park I. Conyers Park II completed its initial public offering in July 2019, generating aggregate proceeds of $450 million, which it used to complete a business combination with Advantage Solutions Inc. (“Advantage Solutions” or “Advantage”), in October 2020. The combination valued Advantage at an enterprise value of approximately $5.2 billion and included a common stock private placement of $855 million, of which $500 million was raised from institutional investors. Advantage is a leading provider of sales and marketing services to consumer goods brands and retailers. Advantage’s data and technology-enabled omnichannel solutions — including sales, retail merchandising, business intelligence, digital commerce and a full suite of marketing services — help brands and retailers across a broad range of channels drive consumer demand, increase sales and achieve operating efficiencies. Advantage’s common stock is listed on the Nasdaq under the symbol “ADV”. Mr. Kilts, Mr. West and Mr. Ratzan currently serve as Directors of Advantage.

Potential Special Purpose Acquisition Vehicles

Members of our management team and our board, as well as Centerview Capital, may sponsor, form or participate in other blank check companies during the period in which we are seeking an initial business combination, and these future blank check companies that members of our management team, our board and/or Centerview Capital, may be affiliated with, may compete with us for acquisition opportunities. We would expect that any such blank check companies that members of our management team, our board and/or Centerview Capital are affiliated with in the future will have a more generalist focus than our company, although like our company, they would not be limited in their ability to pursue an initial business combination in the consumer sector and consumer related businesses. However, given the history of our management team and board in executing successful business combinations with Conyers Park I and Conyers Park II, we would anticipate that appropriate targets in the consumer sector and consumer related businesses would be more likely to seek to enter into a transaction with our company rather than a blank check company that does not have a specific emphasis on the consumer sector. See Part III, Item 10 “Directors, Executive Officers and Corporate Governance — Conflicts of Interest” for a discussion of the fiduciary and contractual obligations members of our management team and board have or may have in the future.

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

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and build a company in the consumer sector that complements the experience of our team and can benefit from its strategic and operational expertise. After our initial business combination, we envision our strategy may include additional mergers and acquisitions with a focus on generating attractive risk adjusted returns for our stockholders. We will leverage our team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the consumer sector could effect a positive transformation or augmentation of existing businesses to improve their overall value.

We have utilized and plan to continue to utilize the network and industry experience of Mr. West, Mr. Ratzan, Mr. Papkov, Mr. Kilts, our sponsor and their affiliates and our association with Centerview Partners in seeking an initial business combination and employing our acquisition strategy. Over the course of their careers, the members of our team and their affiliates have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. This network has been developed through our team’s:

●	extensive experience in sourcing, structuring, acquiring, operating, integrating, developing, growing, financing and selling businesses;

●	deep relationships with sellers, financing providers and target management teams; and

●	experience in executing transactions in the consumer sector under varying economic and financial market conditions.

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

In addition to the entities for which members of our management team and our board have current fiduciary or contractual obligations, members of our management team and our board, as well as Centerview Capital and Centerview Partners, may sponsor, form or participate in other blank check companies during the period in which we are seeking an initial business combination. As a result, all of the entities for which members of our management team and our board have current fiduciary or contractual obligations, as well as any future blank check company that members of our management team, our board and/or Centerview Capital, may be affiliated with, may compete with us for acquisition opportunities. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our initial business combination.

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

We believe our team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our team sourcing, acquiring and financing businesses, our team’s relationships with sellers, financing sources and target management teams and the experience of our team in executing transactions under varying economic and financial market conditions. See Part III, Item 10 “Directors, Executive Officers and Corporate Governance” for a more complete description of our team’s experience.

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

Financial Position

With funds available for a business combination in the amount of $347,006,908, after payments of $12,495,000 of deferred underwriting fees, and before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Employees

We currently have three officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination.

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

We are required to evaluate our internal controls over financial reporting procedures for the fiscal year ended December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control over financial reporting procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls over financial reporting. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Summary of Risk Factors

●	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team, Simply Good Foods, Advantage, or Centerview Capital or its affiliates, including Centerview Capital Consumer, is not indicative of future performance of an investment in us.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 10% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 10% of our Class A common stock.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	If the net proceeds of this offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

●	We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

●	The other risks and uncertainties discussed elsewhere in this Report.

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

Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure, and may result in substantial dilution from your purchase of our Class A common stock. The effect of this dilution will be greater for stockholders who do not redeem. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination, which may further dilute your investment. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

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

As of December 31, 2022, a total of $2,114,064 is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

We depend on a variety of U.S. and multi-national financial institutions to provide us with banking services. The default or failure of one or more financial institutions that we rely on may adversely affect our business and financial condition.

We depend on a variety of U.S. and multi-national financial institutions to provide us with banking services, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of a failure of any of the financial institutions that we depend on, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our liquidity, business and financial condition.

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

As described elsewhere in this Report, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the public shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2022. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of its Class A common stock subject to possible redemption, the Company’s management has determined that the Class A common stock include certain provisions that require classification of all of the Class A common stock as temporary equity regardless of the net tangible assets redemption limitation contained in the charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Class A common stock subject to possible redemption, see “Part II, Item 9A: Controls and Procedures” included in this Report.

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

In March 2021, our sponsor purchased an aggregate of 10,062,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. In June 2021, our sponsor transferred 25,000 founder shares to each of Mses. Herman and Karch and Messrs. Kash and Klein, our independent directors. With partial exercise of the over-allotment option on August 24, 2021 and subsequent expiration of the over-allotment option on September 23, 2021, 8,925,000 founder shares were outstanding as of December 31, 2022 with 1,137,500 founder shares forfeited. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our initial public offering. The founder shares will be worthless if we do not complete an initial business combination. In addition, simultaneously with our initial public offering, our sponsor purchased an aggregate of 6,666,667 private placement warrants for a purchase price of $10,000,000, or $1.50 per whole warrant, and, simultaneously with the partial exercise of the over-allotment option on August 24, 2021, purchased 93,333 additional private placement warrants for a purchase price of $140,000, or $1.50 per whole warrant, resulting in a total of 6,760,000 private placement warrants owned by our sponsor, each exercisable for one share of our Class A common stock at $11.50 per share, that will also be worthless if we do not complete a business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

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

Of the net proceeds from our initial public offering and the sale of the private placement warrants, $347,006,908 is available to complete our initial business combination and pay related fees and expenses (which includes up to $12,495,000 for the payment of deferred underwriting commissions).

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

As of December 31, 2022, our sponsor has invested an aggregate of $10,165,000 in us, comprised of the $25,000 purchase price for the founder shares and the $10,140,000 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 8,925,000 founder shares would have an aggregate implied value of $89,250,000. Even if the trading price of our common shares were as low as $1.15 per share, and the private placement warrants are worthless, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, our sponsor is likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value. Accordingly, our management team, members of which own interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public stockholders paid for their public shares.

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

We are offered our Units at an offering price of $10.00 per Unit and the amount in our trust account is $10.00 per public share, implying an initial value of $10.00 per public share. However, prior to the initial public offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.002 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination assuming that our equity value at that time is $357,000,000, which is the amount we have for our initial business combination in the trust account as of December 31, 2022, no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs (including payment of $12,495,000 of deferred underwriting commissions), any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our common shares would have an implied value of $8.00 per share upon consummation of our initial business combination, which is a 20% decrease as compared to the initial implied value per public share of $10.00.

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

As of December 31, 2022, we have accounted for the 6,760,000 private placement warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the private placement warrants do not meet the criteria for equity treatment thereunder, each private placement warrant must be recorded as a liability. Accordingly, we have classified each of the private placement warrants as a liability at its fair value as determined by us based upon a valuation report obtained from an independent third-party valuation firm. At each reporting period (1) the accounting treatment of the private placement warrants is re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the private placement warrants is remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our Class A common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our Class A common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our private placement warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls over financial reporting beginning with this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

(b) Holders

On December 31, 2022, there was one holder of record of our units, one holder of record of our Class A common stock, five holders of record of our Class B common stock, one holder of record of our public warrants and one holder of record of our private placement warrants.

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

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On March 29, 2021, the Sponsor paid $25,000, or approximately $0.002 per share, on behalf of the Company in exchange for a capital contribution and in consideration of 10,062,500 shares of Class B common stock, par value $0.0001 per share. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). With partial exercise of the over-allotment option on August 24, 2021 and subsequent expiration of the over-allotment option on September 23, 2021, 8,925,000 founder shares were outstanding as of December 31, 2022 with 1,137,500 founder shares forfeited.

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

As indicated in the accompanying financial statements, at December 31, 2022, the Company had $2,114,064 in cash. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

Our entire activity from inception through December 31, 2022, consisted of formation and preparation for our initial public offering and since our public offering, the search for a target business with which to consummate an initial business combination, and as such, we had no operations and no significant operating expenses. Subsequent to the closing of our initial public offering on August 12, 2021, our normal operating costs included costs associated with our search for the business combination, costs associated with our governance and public reporting, state franchise taxes and charges of $10,000 per month from our sponsor for administrative services.

For the fiscal year ended December 31, 2022, we had net income of approximately $7.9 million, which consisted of approximately $6.0 million of non-operating gain resulting from the change in fair value of warrant liability and approximately $4.1 million of income from interest in operating account and marketable securities held in Trust Account, offset by approximately $1.1 million in general and administrative costs and $955,000 in income tax expense.

For the period from January 7, 2021 (inception) through December 31, 2021, we had net income of approximately $2.5 million, which consisted of approximately $2.9 million of non-operating gain resulting from the change in fair value of warrant liability and approximately $7,000 of income from interest in operating account and marketable securities held in Trust Account, offset by approximately $339,000 in general and administrative costs and approximately $18,000 in offering costs associated with warrant liability.

Liquidity and Capital Resources

As of December 31, 2022, the Company had approximately $2.1 million in its operating bank account and working capital of approximately $1.3 million.

The Company’s liquidity needs have been satisfied prior to the completion of the initial public offering through receipt of a $25,000 capital contribution from the sponsor in exchange for the issuance of the founder shares to the sponsor and the advancement of funds by the sponsor under the promissory note (see Note 4) to cover the Company’s expenses in connection with the initial public offering. As of December 31, 2022, no amounts remained outstanding under the promissory note. Subsequent to the consummation of the initial public offering and private placement, the Company’s liquidity needs have been satisfied from the proceeds from the consummation of the private placement not held in the trust account. In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans (see Note 4). As of December 31, 2022 and 2021, there were no amounts outstanding under any working capital loan.

Pursuant to the trust agreement dated as of August 9, 2021 between the Company and CST, as of December 31, 2022, the Company has withdrawn a total of $1,560,801 of interest income from the Trust Account to satisfy franchise and income tax obligations and working capital needs.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 12, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation.

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

Administrative Support Agreement

Commencing on the effective date of the initial public offering, the Company agreed to pay the sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of an initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022 and 2021, the Company incurred $120,000 and $50,000, respectively, in expenses in connection with such services as reflected in the accompanying balance sheets.

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

Marketable Securities Held in Trust Account

Our portfolio of investments held in trust account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on marketable securities (net), dividends and interest, held in trust account in our statements of operations. The fair value for trading securities is determined using quoted market prices in active markets.

Warrant Liability

The Company accounts for the private placement warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the private placement warrants do not meet the criteria for equity treatment thereunder, each private placement warrant must be recorded as a liability. Accordingly, the Company will classify each private placement warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the private placement warrant liability will be adjusted to fair value, with the change in fair value of warrant liability recognized in the Company’s statements of operations.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Share of common stock

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the Financial Accounting Standards Board’s (“FASB”) ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheet primarily due to their short-term nature, except for the warrant liability.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-20 comprising a portion of this Report.

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	F-2
Statements of Operations for the year ended December 31, 2022 and for the period from January 7, 2021 (inception) through December 31, 2021	F-3
Statements of Changes in Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit for the year ended December 31, 2022 and for the period from January 7, 2021 (inception) through December 31, 2021	F-4
Statements of Cash Flows for the year ended December 31, 2022 and for the period from January 7, 2021 (inception) through December 31, 2021	F-5
Notes to Financial Statements	F-6

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective as of December 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in restatement of our unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 and restatement of our audited balance sheet as of August 12, 2021 included in Amendment No. 1 to our Form 8-K originally filed on August 18, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, shares of Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
David J. West	60	Chief Executive Officer and Chairman of the Board
Brian K. Ratzan	52	Chief Financial Officer and Director
Max Papkov	36	Vice President of Strategy and Director
Carol Herman	70	Director
Nancy Karch	75	Director
Arvin Kash	80	Director
Peter Klein	77	Director

David J. West has served as our Chief Executive Officer and Chairman of the Board of Directors since 2021. Mr. West is an established leader in the consumer industry, with over 30 years of experience leading a range of companies and well-known brands. Mr. West served as Chief Executive Officer and President of Big Heart Pet Brands (formerly Del Monte Foods) from 2011 to 2015. Mr. West worked closely with Mr. Kilts during this time period, as Mr. Kilts was Chairman of the Board of Big Heart Pet Brands. Mr. West repositioned the business to focus on growth and innovation, enhance distribution and develop a marketing culture to focus on brands and products. The J. M. Smucker Company purchased Big Heart Pet Brands in March 2015. During his tenure as Chief Executive Officer of Big Heart Pet Brands, Mr. West oversaw the creation of approximately $2 billion of equity value for investors. Prior to joining Big Heart Pet Brands, Mr. West served as the Chief Executive Officer, President and a director of The Hershey Company, or Hershey, from 2007 to 2011. Under Mr. West’s leadership, Hershey experienced net sales and profit growth and strong shareholder returns, and was recognized as one of the World’s 100 Most Innovative Companies by Forbes Magazine in 2011. The success created by Mr. West’s leadership at Hershey led to more than $5 billion of equity value creation for shareholders during his tenure. Hershey’s share price appreciated 68% during this time period, while the S&P 500 was flat. Prior to joining Hershey in 2001, Mr. West spent 14 years with Nabisco, where he worked closely with Mr. Kilts during Mr. Kilts’ tenure as Chief Executive Officer. Mr. West currently serves as Vice-Chairman of the Board of Directors of The Simply Good Foods Company and has been a member of the board since 2017. Mr. West has served as a Director of Advantage Solutions, Inc. since 2020. We believe Mr. West’s deep consumer industry background, coupled with broad operational and transactional experience, make him well qualified to serve as Chairman of the Board of Directors.

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

Max Papkov has served as our Vice President of Strategy and as a Director since 2021. Mr. Papkov has nearly 15 years of private equity investing, SPAC investing and investment banking experience. Mr. Papkov is a Partner at Centerview Capital Consumer, which he joined in 2011. Prior to joining Centerview Capital Consumer, Mr. Papkov was a member of the Centerview Partners investment banking team from 2009 to 2011. Earlier in his career, Mr. Papkov was also a member of the mergers and acquisitions group of Merrill Lynch. Over the course of his investing career, Mr. Papkov has been intricately involved in numerous consumer-oriented companies, including The Simply Good Foods Company, Advantage Solutions, Big Heart Pet Brands, Del Monte Foods, Richelieu Foods, Ole Smoky Tennessee Moonshine and The Nielsen Company. Mr. Papkov received a B.S. in Finance from Rutgers University. We believe Mr. Papkov’s extensive investment management and transactional experience make him well qualified to serve as a Director.

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

Significant Special Advisors

As of the date of this Report, our significant special advisors are as follows:

Name	Age	Title
James M. Kilts	74	Special Advisor to the Board

James M. Kilts has served as a Special Advisor to the Board since 2023. Mr. Kilts is a renowned leader in the consumer industry, with over 40 years of experience leading a range of companies and iconic brands. Mr. Kilts served as Chairman of the Board, Chief Executive Officer and President of The Gillette Company, or Gillette, from 2001 until it merged with The Procter & Gamble Company in 2005; at that time he became Vice Chairman of the Board of The Procter & Gamble Company. Before Mr. Kilts joined Gillette, the company’s sales had been flat for four years, and it had missed earnings estimates for 14 consecutive quarters. Mr. Kilts took steps to rebuild the management team, cut costs and reinvest the savings in innovation and marketing. During his tenure as Chief Executive Officer, Mr. Kilts oversaw the creation of approximately $30 billion in equity value for Gillette’s public shareholders, with Gillette’s share price appreciating 110% while the S&P 500 declined 3% over the same time period. Under Mr. Kilts’ leadership, Gillette rejoined the top ranks of consumer products companies as sales increased an average of 9% each year. The Harvard Business Review cited Mr. Kilts’ leadership as the driving force behind Gillette’s turnaround. Prior to Gillette, Mr. Kilts served as President and Chief Executive Officer of The Nabisco Company, or Nabisco, from 1998 until its acquisition by The Philip Morris Companies in 2000. Before joining Nabisco, Mr. Kilts was an Executive Vice President of The Philip Morris Companies from 1994 to 1997 and headed the Worldwide Food group. In that role, Mr. Kilts was responsible for integrating Kraft and General Foods and for shaping the group’s domestic and international strategy. Mr. Kilts had previously served as President of Kraft USA and Oscar Mayer. More recently, Mr. Kilts served as Chairman of the Board of Nielsen Holdings PLC from 2011 to 2014 while it was under private ownership. During this time Mr. Kilts worked closely with management to defend key existing customers and win new business. During their investment period, the investor group’s equity value creation was nearly $7 billion. Mr. Kilts currently serves as Chairman of the Board of Directors of The Simply Good Foods Company and has been a member of the board since 2017. Mr. Kilts has served as a Director of Advantage Solutions since 2014, Unifi Inc. since 2016 and Viatris, Inc. since 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 35,700,000 shares of our Class A common stock (which includes Class A common stock that are underlying the Company’s units) and 8,925,000 shares of our Class B common stock outstanding as of December 31, 2022. Voting power represents the combined voting power of Class A common stock and Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and the Class B common stock vote together as a single class, except as required by law or stock exchange rule; provided that only holders of shares of Class B common stock have the right to vote on the election of the Company’s directors prior to the initial business combination. Currently, all of the shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis. The table below does not include the shares of Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owners (1)	Class B common stock Number of Shares Beneficially Owned	Class B common stock Approximate Percentage of Class	Class A common stock Number of Shares Beneficially Owned	Class A common stock Approximate Percentage of Class	Approximate Percentage of Voting Control
T. Rowe Price Investment Management, Inc.(2)	—	—	4,320,042	12.1%	9.7%
HGC Investment Management Inc.(3)	—	—	3,377,427	9.5%	7.6%
UBS O’Connor LLC(4)	—	—	2,932,368	8.2%	6.6%
Citadel Securities LLC(5)	—	—	1,877,136	5.3%	4.2%
Conyers Park III Sponsor LLC(6)	8,825,000	98.9%	—	—	19.8%
David J. West(6)	—	—	—	—	—
Brian K. Ratzan(6)	—	—	—	—	—
Max Papkov	—	—	—	—	—
Carol Herman	25,000	*	—	—	*
Nancy Karch	25,000	*	—	—	*
Arvin Kash	25,000	*	—	—	*
Peter Klein	25,000	*	—	—	*
All executive officers and directors as a group (eight individuals)	100,000	*	—	—	*

*	Less than 1 percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Conyers Park III Acquisition Corp., 999 Vanderbilt Beach Road, Suite 601, Naples, FL 34108.

(2)	As of December 31, 2022, as reported on Schedule 13G, T. Rowe Price Investment Management, Inc. (“Price Investment Management”) is an investment adviser registered under the Investment Advisers Act of 1940, as amended. Price Investment Management does not serve as custodian of the assets of any of its clients; accordingly, in each instance only the client or the client’s custodian or trustee bank has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities. The ultimate power to direct the receipt of dividends paid with respect to, and the proceeds from the sale of, such securities, is vested in the individual and institutional clients which Price Investment Management serves as investment adviser. Any and all discretionary authority which has been delegated to Price Investment Management may be revoked in whole or in part at any time. With respect to securities owned by any one of the registered investment companies sponsored by Price Investment Management which it also serves as investment adviser (“T. Rowe Price Funds”), only the custodian for each of such Funds, has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities. No other person is known to have such right, except that the shareholders of each such Fund participate proportionately in any dividends and distributions so paid. The business address of Price Investment Management is 101 E. Pratt Street, Baltimore, MD 21202.

(3)	As of December 31, 2022, as reported on Schedule 13G, HGC Investment Management Inc., a company incorporated under the laws of Canada (“HGC”), which serves as the investment manager to The HGC Fund LP, an Ontario limited partnership (the “Fund”), with respect to the Shares held by the Reporting Person on behalf of the Fund. The business address of HGC is 1073 Yonge Street, 2nd Floor, Toronto, Ontario M4W 2L2, Canada.

(4)	As of December 31, 2022, as reported on Schedule 13G, UBS O’Connor LLC (“UBS”) is an investment adviser registered under the Investment Advisers Act of 1940, as amended. The business address of UBS is One North Wacker Drive, 32nd Floor, Chicago, IL, 60606.

(5)	As of December 31, 2022, as reported on Schedule 13G, Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), CALC IV LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin (collectively with Citadel Advisors, CAH, CGP, Citadel Securities, CALC4 and CSGP, the “Reporting Persons”) with respect to shares of Class A common stock of the above-named issuer owned by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The address of the principal business office of each of the Reporting Persons is Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131.

(6)	There are more than three managers of our sponsor’s board of managers and each manager has one vote. The approval of at least three members of the board of managers is required to approve an action of our sponsor. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to our sponsor. Based upon the foregoing analysis, no individual manager of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

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

Policy for Approval of Related Party Transactions

Concurrently with our initial public offering, we adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A copy of our code of ethics is available on our website at https://www.conyers-park.com/.

In addition, our audit committee, pursuant to a written charter that we adopted prior to the consummation of our initial public offering, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. A copy of audit committee charter is available on our website at https://www.conyers-park.com/. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the Commission for the year ended December 31, 2022 and for the period from January 7, 2021 through December 31, 2021, totaled $89,960 and $126,310, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2022, we did not pay Withum for consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the year ended December 31, 2022, the company paid Withum tax fees of $5,665.

All Other Fees. We did not pay Withum for other services during the year ended December 31, 2022.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Conyers Park III Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Conyers Park III Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in Class A common stock subject to possible redemption and stockholders’ deficit and cash flows for the year ended December 31, 2022, and the period from January 7, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from January 7, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by August 12, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 30, 2023

PCAOB ID NUMBER 100

CONYERS PARK III ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets:
Current assets:
Cash	$2,114,064	$1,547,800
Prepaid expenses	212,844	577,718
Total current assets	2,326,908	2,125,518
Marketable securities held in Trust Account	359,501,908	357,006,796
Total assets	$361,828,816	$359,132,314

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$280,682	$144,000
Accounts payable and accrued expenses - related party	232,236	60,614
Income taxes payable	535,133	-
Total current liabilities	1,048,051	204,614
Warrant liability	1,014,000	7,030,400
Deferred underwriting commissions	12,495,000	12,495,000
Total liabilities	14,557,051	19,730,014

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 35,700,000 shares issued and outstanding at approximately $10.05 and $10.00 per share redemption value as of December 31, 2022 and 2021, respectively	358,707,576	357,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and 2021	-	-
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,925,000 shares issued and outstanding as of December 31, 2022 and 2021	893	893
Additional paid-in capital	-	-
Accumulated deficit	(11,436,704)	(17,598,593)
Total stockholders’ deficit	(11,435,811)	(17,597,700)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$361,828,816	$359,132,314

The accompanying notes are an integral part of these financial statements.

CONYERS PARK III ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from January 7, 2021 (inception) through December 31, 2021
General and administrative expenses	$1,053,464	$339,384
Franchise tax expense	200,000	100,000
Loss from operations	(1,253,464)	(439,384)
Other income (expense):
Income from interest in operating account	5,749	68
Income from marketable securities held in Trust Account	4,055,913	6,796
Offering costs associated with warrant liability	–	(18,151)
Change in fair value of warrant liability	6,016,400	2,906,800
Income before income tax expense	8,824,598	2,456,129
Income tax expense	955,133	–
Net income	$7,869,465	$2,456,129

Weighted average shares outstanding, Class A common stock subject to possible redemption	35,700,000	14,097,493
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.18	$0.11
Weighted average shares outstanding, Class B common stock	8,925,000	8,813,370
Basic and diluted net income per share, Class B common stock	$0.18	$0.11

The accompanying notes are an integral part of these financial statements

CONYERS PARK III ACQUISITION CORP.
STATEMENTS OF CHANGES IN CLASS A COMMON STOCK SUBJECT TO POSSIBLE
REDEMPTION AND STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022

	Class A Common Stock Subject to Possible Redemption		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	35,700,000	$357,000,000	8,925,000	$893	$—	$(17,598,593)	$(17,597,700)
Accretion of Class A common stock subject to possible redemption	—	1,707,576	—	—	—	(1,707,576)	(1,707,576)
Net income	—	—	—	—	—	7,869,465	7,869,465
Balance as of December 31, 2022	35,700,000	$358,707,576	8,925,000	$893	$—	$(11,436,704)	(11,435,811)

FOR THE PERIOD FROM JANUARY 7, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Common Stock Subject to Possible Redemption		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 7, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	10,062,500	1,006	23,994	—	25,000
Sale of 35,700,000 Units, net of warrant liability fair value at issuance	35,700,000	357,000,000	—	—	—	—	—
Fair value of public warrants at initial issuance	—	(16,466,920)	—	—	16,466,920	—	16,466,920
Excess cash received over fair value of Private Placement Warrants	—	—	—	—	202,800	—	202,800
Offering costs	—	(20,281,629)	—	—	—	—	—
Forfeiture of Class B common stock by Sponsor	—	—	(1,137,500)	(113)	113	—	—
Accretion of Class A common stock subject to possible redemption	—	36,748,549	—	—	(16,693,827)	(20,054,722)	(36,748,549)
Net income	—	—	—	—	—	2,456,129	2,456,129
Balance as of December 31, 2021	35,700,000	$357,000,000	8,925,000	$893	$—	$(17,598,593)	$(17,597,700)

(1)	This number includes an aggregate of up to 1,312,500 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. With partial exercise of the over-allotment option on August 24, 2021 and subsequent expiration of the over-allotment option on September 23, 2021, 8,925,000 Founder Shares were outstanding as of December 31, 2022 and 2021 with 1,137,500 Founder Shares forfeited.

The accompanying notes are an integral part of these financial statements.

CONYERS PARK III ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from January 7, 2021 (inception) through December 31, 2021
Cash flows from operating activities:
Net income	$7,869,465	$2,456,129
Adjustments to reconcile net income to net cash used in operating activities:
Income from marketable securities held in Trust Account	(4,055,913)	(6,796)
Offering costs associated with warrant liability	-	18,151
Change in fair value of warrant liability	(6,016,400)	(2,906,800)
Changes in operating assets and liabilities:
Prepaid expenses	364,874	(577,718)
Accounts payable and accrued expenses	136,682	144,000
Accounts payable and accrued expenses – related party	171,622	60,614
Income taxes payable	535,133	-
Net cash used in operating activities	(994,537)	(812,420)

Cash flows from investing activities:
Cash deposited in Trust Account	-	(357,000,000)
Investment income released from Trust Account	1,560,801	-
Net cash provided by (used in) investing activities	1,560,801	(357,000,000)

Cash flows from financing activities:
Proceeds from promissory note – related party	-	172,426
Repayment of promissory note – related party	-	(172,426)
Gross proceeds from sale of 35,700,000 Units	-	357,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	-	10,140,000
Payment of offering costs	-	(7,779,780)
Net cash provided by financing activities	-	359,360,220

Net change in cash	566,264	1,547,800

Cash at beginning of the year	1,547,800	-
Cash at end of the year	$2,114,064	$1,547,800

Supplemental disclosure of cash flow information:
Income taxes paid	$420,000	$-
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$-	$25,000
Deferred underwriting commission in connection with initial public offering	$-	$12,495,000

The accompanying notes are an integral part of these financial statements.

CONYERS PARK III ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from January 7, 2021 (inception) through December 31, 2022, relates to the Company’s formation and the preparation for its initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31, as its fiscal year end.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $2.1 million in its operating bank account and working capital of approximately $1.3 million.

The Company’s liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor and the advancement of funds by the Sponsor under the Note (see Note 4) to cover the Company’s expenses in connection with the Initial Public Offering. As of December 31, 2022, no amounts remained outstanding under the Note. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loan.

Pursuant to the trust agreement dated as of August 9, 2021, between the Company and CST, as of December 31, 2022, the Company has withdrawn a total of $1,560,801 of interest income from the Trust Account to satisfy franchise and income tax obligations and working capital needs.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 12, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations and cash flow.

Cash and Cash Equivalents

As of December 31, 2022 and 2021, the Company had $2,114,064 and $1,547,800, respectively in cash. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Pursuant to the trust agreement dated as of August 9, 2021 between the Company and CST, during the year ended December 31, 2022 and since inception, the Company withdrew $1,560,801 of interest income from the Trust Account. Of this amount, $560,801 was for satisfying the Company’s franchise and income tax obligations and $1,000,000 was for working capital needs.

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the balance sheets primarily due to their short-term nature, except for the warrant liability (see Note 9).

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

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liability are expensed as incurred, as presented in the statements of operations. Offering costs associated with the Class A common shares issued are charged to stockholders’ deficit upon the completion of the Initial Public Offering.

Warrant Liability

The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Private Placement Warrants do not meet the criteria for equity treatment thereunder, each Private Placement Warrant must be recorded as a liability. Accordingly, the Company classifies each Private Placement Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the private placement warrant liability is adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

The Class A common stock reflected on the balance sheets are reconciled in the following table:

Gross proceeds received from sale of 35,700,000 Units	$357,000,000
Less:
Fair value of public warrants included in the Units sold	(16,466,920)
Offering costs allocated to Class A common stock	(20,281,629)
Plus:
Accretion on Class A common stock to possible redemption value	36,748,549
Class A common stock subject to possible redemption as of December 31, 2021	$357,000,000
Accretion on Class A common stock to possible redemption value	1,707,576
Class A common stock subject to possible redemption as of December 31, 2022	$358,707,576

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2022 and 2021, the Company had deferred tax assets of approximately $353,000 and $91,000, respectively, with a full valuation allowance against them.

The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the year ended December 31, 2022, the Company recorded income tax expense of approximately $955,133. There was no income tax expense for the period from January 7, 2021 (inception) through December 31, 2021. The Company’s effective tax rate for the year ended December 31, 2022, differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Net Income Per Share of Common Stock

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

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Year Ended December 31, 2022		Period from January 7, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$6,295,572	$1,573,893	$1,511,303	$944,826
Denominator:
Basic and diluted weighted average shares outstanding	35,700,000	8,925,000	14,097,493	8,813,370
Basic and diluted net income per share	$0.18	$0.18	$0.11	$0.11

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

Note 4 — Related Party Transactions

Founder Shares

On March 29, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 10,062,500 shares of Class B common stock, par value $0.0001, (the “Founder Shares”). In June 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors. The initial stockholders agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. With partial exercise of the over-allotment option on August 24, 2021, and subsequent expiration of the over-allotment option on September 23, 2021, 8,925,000 Founder Shares were outstanding as of December 31, 2022 and 2021 with 1,137,500 Founder Shares forfeited.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not consummated within the Combination Period, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had no borrowings under any Working Capital Loans.

Promissory Note

Prior to the closing of the Initial Public Offering, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was payable on the earlier of March 31, 2022, or the completion of the Initial Public Offering. On August 12, 2021, the total balance of $172,426 of the Note was repaid to the Sponsor. Subsequent to the repayment, the Note was no longer available to the Company.

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of an initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022 and 2021, the Company incurred $120,000 and $50,000, respectively, in expenses in connection with such services as reflected in the accompanying balance sheets.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, and the results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. While any of the above factors (including sanctions, export controls, tariffs, trade wars and other governmental actions) could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these factors.

Note 6 — Warrant Liability

Private Placement Warrants — The Company accounts for the Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the private placement warrants do not meet the criteria for equity treatment thereunder, each private placement warrant must be recorded as a liability. Accordingly, the Company will classify each private placement warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the private placement warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

As of December 31, 2022 and 2021, there were 6,760,000 Private Placement Warrants outstanding.

Note 7 — Class A Common Stock Subject To Possible Redemption

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 35,700,000 shares of Class A common stock issued and outstanding, including shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class B Common Stock— As of December 31, 2022, the Company was authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 8,925,000 shares of Class B common stock issued and outstanding. On August 24, 2021, the underwriters partially exercised the over-allotment option to purchase 700,000 Over-Allotment Units. As a result, 1,137,500 Founder Shares were forfeited on September 23, 2021.

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

Public Warrants — As of December 31, 2022 and 2021, there were 11,900,000 Public Warrants outstanding.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$359,501,908	$—	$—
Total	$359,501,908	$—	$—

Liabilities:
Warrant liability	$—	$—	$1,014,000
Total	$—	$—	$1,014,000

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	December 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.00	$9.77
Volatility	2.60%	19.00%
Term (in years)	5.25	5.61
Risk-free rate	3.96%	1.48%
Dividend yield	0.00%	0.00%

The change in the fair value of the warrant liability, measured with Level 3 inputs, for the year ended December 31, 2022 and 2021, is summarized as follows:

Fair value as of January 7, 2021 (inception)	$—
Fair value of warrant liability at issuance	9,937,200
Change in fair value of warrant liability	(2,906,800)
Warrant liability balance as of December 31, 2021	7,030,400
Change in fair value of warrant liability	(6,016,400)
Warrant liability balance as of December 31, 2022	$1,014,000

Note 10 — Income Taxes

The income tax provision (benefit) consists of the following:

	Year Ended December 31, 2022	For the Period from January 7, 2021 (inception) through December 31, 2021
Current:
Federal	$747,864	$—
State	207,269	—
Deferred:
Federal	185,580	90,830
State	76,607	—
Change in valuation allowance	(262,187)	(90,830)
Income tax expense	$955,133	$—

The Company’s net deferred tax assets are as follows:

	Year Ended December 31, 2022	For the Period from January 7, 2021 (inception) through December 31, 2021
Deferred tax assets:
Startup/organizational costs	$353,017	$71,271
Net operating loss	—	19,559
Total deferred tax assets	353,017	90,830
Valuation allowance	(353,017)	(90,830)
Deferred tax assets, net of allowance	$—	$—

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	Year Ended December 31, 2022	For the Period from January 7, 2021 (inception) through December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	4.3%	0.0%
Offering costs associated with warrant liability	0.0%	0.2%
Change in fair value of warrant liability	(17.3)%	(24.9)%
Change in valuation allowance	2.8%	3.7%
Effective income tax rate	10.8%	0.0%

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after December 31, 2022, up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2023	CONYERS PARK III ACQUISITION CORP.

	By:	/s/ David J. West
	Name:	David J. West
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David J. West	Chief Executive Officer and	March 30, 2023
David J. West	Chairman of the Board
(Principal Executive Officer)

/s/ Brian K. Ratzan	Chief Financial Officer and Director
Brian K. Ratzan	(Principal Financial and Accounting Officer)	March 30, 2023

/s/ Max Papkov	Vice President of Strategy and Director	March 30, 2023
Max Papkov

/s/ Carol Herman	Director	March 30, 2023
Carol Herman

/s/ Nancy Karch	Director	March 30, 2023
Nancy Karch

/s/ Arvin Kash	Director	March 30, 2023
Arvin Kash

/s/ Peter Klein	Director	March 30, 2023
Peter Klein