Form 10-Q
period 2023-06-30
Conyers Park III Acquisition Corp.
filed 2023-08-09
CIK 1841137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, 35,700,000 shares of Class A common stock, par value $0.0001, and 8,925,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

CONYERS PARK III ACQUISITION CORP.
Quarterly Report on Form 10-Q

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION	1

Item 1. Interim Financial Statements.	1

Condensed Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	1

Unaudited Condensed Statements of Operations for the Three Months and Six Months Ended June 30, 2023 and 2022	2

Unaudited Condensed Statements of Changes in Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit for the Three Months and Six Months Ended June 30, 2023 and 2022	3

Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022	4

Notes to Unaudited Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4. Controls and Procedures.	22

PART II – OTHER INFORMATION	23

Item 1. Legal Proceedings.	23

Item 1A. Risk Factors.	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.	23

Item 3. Defaults Upon Senior Securities.	23

Item 4. Mine Safety Disclosures.	23

Item 5. Other Information.	23

Item 6. Exhibits.	24

PART III — SIGNATURE	25

Signature	25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CONYERS PARK III ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
Assets:
Current assets:
Cash	$1,955,799	$2,114,064
Prepaid expenses	30,408	212,844
Total current assets	1,986,207	2,326,908
Marketable securities held in Trust Account	364,654,886	359,501,908
Total assets	$366,641,093	$361,828,816

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,678,350	$280,682
Accounts payable and accrued expenses - related party	317,930	232,236
Income taxes payable	43,818	535,133
Total current liabilities	2,040,098	1,048,051
Warrant liability	338,000	1,014,000
Deferred underwriting commissions	12,495,000	12,495,000
Total liabilities	14,873,098	14,557,051

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 35,700,000 shares issued and outstanding at approximately $10.21 and $10.05 per share redemption value as of June 30, 2023 and December 31, 2022, respectively	364,469,363	358,707,576
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2023 and December 31, 2022	-	-
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,925,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	893	893
Additional paid-in capital	-	-
Accumulated deficit	(12,702,261)	(11,436,704)
Total stockholders’ deficit	(12,701,368)	(11,435,811)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$366,641,093	$361,828,816

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK III ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

General and administrative expenses	$1,772,895	$165,146	$1,952,123	$563,156
Franchise tax expense	50,000	50,000	100,000	100,000
Loss from operations	(1,822,895)	(215,146)	(2,052,123)	(663,156)
Other income:
Income from interest in operating account	4,461	139	10,565	176
Income from marketable securities held in Trust Account	4,192,441	273,959	7,821,472	280,067
Change in fair value of warrant liability	946,400	1,892,800	676,000	5,070,000
Income before income tax expense	3,320,407	1,951,752	6,455,914	4,687,087
Income tax expense	1,051,032	18,293	1,959,684	18,293
Net income	$2,269,375	$1,933,459	$4,496,230	$4,668,794

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	35,700,000	35,700,000	35,700,000	35,700,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.05	$0.04	$0.10	$0.10
Basic and diluted weighted average shares outstanding, Class B common stock	8,925,000	8,925,000	8,925,000	8,925,000
Basic and diluted net income per share, Class B common stock	$0.05	$0.04	$0.10	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK III ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2023

	Class A Common Stock Subject to Possible Redemption		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	35,700,000	$358,707,576	8,925,000	$893	$—	$(11,436,704)	$(11,435,811)
Accretion on Class A common stock subject to possible redemption	—	2,670,379	—	—	—	(2,670,379)	(2,670,379)
Net income	—	—	—	—	—	2,226,855	2,226,855
Balance as of March 31, 2023 (Unaudited)	35,700,000	361,377,955	8,925,000	893	—	(11,880,228)	(11,879,335)
Accretion on Class A common stock subject to possible redemption	—	3,091,408	—	—	—	(3,091,408)	(3,091,408)
Net income	—	—	—	—	—	2,269,375	2,269,375
Balance as of June 30, 2023 (Unaudited)	35,700,000	$364,469,363	8,925,000	$893	$—	$(12,702,261)	$(12,701,368)

For the Three and Six Months Ended June 30, 2022

	Class A Common Stock Subject to Possible Redemption		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	35,700,000	$357,000,000	8,925,000	$893	$—	$(17,598,593)	$(17,597,700)
Net income	—	—	—	—	—	2,735,335	2,735,335
Balance as of March 31, 2022 (Unaudited)	35,700,000	357,000,000	8,925,000	893	—	(14,863,258)	(14,862,365)
Net income	—	—	—	—	—	1,933,459	1,933,459
Balance as of June 30, 2022 (Unaudited)	35,700,000	$357,000,000	8,925,000	$893	$—	$(12,929,799)	$(12,928,906)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK III ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income	$4,496,230	$4,668,794
Adjustments to reconcile net income to net cash used in operating activities:
Income from marketable securities held in Trust Account	(7,821,472)	(280,067)
Change in fair value of warrant liability	(676,000)	(5,070,000)
Changes in operating assets and liabilities:
Prepaid expenses	182,436	182,436
Accounts payable and accrued expenses	1,397,668	(23,667)
Accounts payable and accrued expenses – related party	85,694	106,662
Income taxes payable	(491,315)	18,293
Net cash used in operating activities	(2,826,759)	(397,549)

Cash flows from investing activities:
Investment income released from Trust Account	2,668,494	12,903
Net cash provided by investing activities	2,668,494	12,903

Net change in cash	(158,265)	(384,646)

Cash at beginning of the period	2,114,064	1,547,800
Cash at end of the period	$1,955,799	$1,163,154

Supplemental disclosure of cash flow information:
Income taxes paid	$2,451,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from January 7, 2021 (inception) through June 30, 2023, relates to the Company’s formation and the preparation for its initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company’s Sponsor, officers and directors (the “initial stockholders”) have agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation (a) that would modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, or August 12, 2023 (the “Combination Period”), or (b) which adversely affects the rights of holders of the Class A common stock, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had approximately $2.0 million in its operating bank account and a working capital deficit of approximately $54,000.

The Company’s liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor and the advancement of funds by the Sponsor under the Note (see Note 4) to cover the Company’s expenses in connection with the Initial Public Offering. As of June 30, 2023, no amounts remained outstanding under the Note. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2023, there were no amounts outstanding under any Working Capital Loans.

Pursuant to the trust agreement dated as of August 9, 2021 between the Company and CST, during the six months ended June 30, 2023, the Company withdrew $2,668,494 of interest income from the Trust Account to satisfy franchise and income tax obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 12, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

On July 28, 2023, the Company issued a press release announcing that it will redeem all of its Public Shares that are outstanding, with such redemption expected to be effective as of August 11, 2023, because the Company will not complete an initial Business Combination by the end of the Combination Period.

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future period.

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

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

As of June 30, 2023 and December 31, 2022, the Company had $1,955,799 and $2,114,064, respectively, in cash. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Pursuant to the trust agreement dated as of August 9, 2021 between the Company and CST, during the six months ended June 30, 2023, the Company withdrew $2,668,494 of interest income from the Trust Account to satisfy franchise and income tax obligations.

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of marketable securities held in Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed balance sheets primarily due to their short-term nature, except for the warrant liability (see Note 9).

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

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liability are expensed as incurred, as presented in the condensed statements of operations. Offering costs associated with the Class A common shares issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering.

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

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

As of June 30, 2023 and December 31, 2022, the Class A common stock reflected on the condensed balance sheets is reconciled in the following table:

Gross proceeds received from sale of 35,700,000 Units	$357,000,000
Less:
Fair value of public warrants included in the Units sold	(16,466,920)
Offering costs allocated to Class A common stock	(20,281,629)
Plus:
Accretion on Class A common stock to possible redemption value	38,456,125
Class A common stock subject to possible redemption as of December 31, 2022	358,707,576
Accretion on Class A common stock to possible redemption value	5,761,787
Class A common stock subject to possible redemption as of June 30, 2023	$364,469,363

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2023 and December 31, 2022, the Company had deferred tax assets of approximately $848,000 and $353,000, respectively, with a full valuation allowance against them.

The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2023, the Company recorded income tax expense of approximately $1,051,032 and $1,959,684, respectively. During the three and six months ended June 30, 2022, the Company recorded income tax expense of approximately $18,293. The Company’s effective tax rate for the three and six months ended June 30, 2023 and 2022 differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2023		For the Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$1,815,500	$453,875	$1,546,767	$386,692	$3,596,984	$899,246	$3,735,035	$933,759
Denominator:
Basic and diluted weighted average shares outstanding	35,700,000	8,925,000	35,700,000	8,925,000	35,700,000	8,925,000	35,700,000	8,925,000
Basic and diluted net income per common share:	$0.05	$0.05	$0.04	$0.04	$0.10	$0.10	$0.10	$0.10

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

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4—Related Party Transactions

Founder Shares

On March 29, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 10,062,500 shares of Class B common stock, par value $0.0001 (the “Founder Shares”). In June 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors. The initial stockholders agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. With partial exercise of the over-allotment option on August 24, 2021 and subsequent expiration of the over-allotment option on September 23, 2021, 8,925,000 Founder Shares were outstanding as of June 30, 2023 with 1,137,500 Founder Shares forfeited.

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

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

CONYERS PARK III ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not consummated within the Combination Period, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under any Working Capital Loans.

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

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of an initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2023 and 2022, the Company incurred $30,000 and $60,000, respectively, in expenses in connection with such services as reflected in the accompanying unaudited condensed statements of operations. As of June 30, 2023 and December 31, 2022, the Company had approximately $230,000 and $170,000, respectively, in accrued expenses – related party in connection with such services as reflected in the accompanying unaudited condensed balance sheets.

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

As of June 30, 2023 and December 31, 2022, there were 6,760,000 Private Placement Warrants outstanding.

Note 7—Class A Common Stock Subject to Possible Redemption

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 35,700,000 shares of Class A common stock issued and outstanding, including shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Note 8—Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class B Common Stock—As of June 30, 2023, the Company was authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 8,925,000 shares of Class B common stock issued and outstanding. On August 24, 2021, the underwriters partially exercised the over-allotment option to purchase 700,000 Over-Allotment Units. As a result, 1,137,500 Founder Shares were forfeited on September 23, 2021.

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

Public Warrants—As of June 30, 2023 and December 31, 2022, there were 11,900,000 Public Warrants outstanding.

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

Note 9—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$364,654,886	$—	$—
Total	$364,654,886	$—	$—

Liabilities:
Warrant liability	$—	$—	$338,000
Total	$—	$—	$338,000

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of June 30, 2023	As of December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$10.24	$10.00
Volatility	5.10%	2.60%
Term (in years)	5.06	5.25
Risk-free rate	4.11%	3.96%
Dividend yield	0.00%	0.00%

The change in the fair value of the warrant liability, measured with Level 3 inputs, for the three and six months ended June 30, 2023 is summarized as follows:

Fair value as of December 31, 2022	$1,014,000
Change in fair value of warrant liability	270,400
Warrant liability balance as of March 31, 2023	1,284,400
Change in fair value of warrant liability	(946,400)
Warrant liability balance as of June 30, 2023	$338,000

Note 10—Subsequent Events

On July 28, 2023, the Company issued a press release announcing that it will redeem all of its Public Shares that are outstanding, with such redemption expected to be effective as of August 11, 2023, because the Company will not complete an initial Business Combination by the end of the Combination Period.

Due to the Company’s inability to consummate an initial Business Combination within the Combination Period, the Company intends to liquidate and dissolve in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation and will redeem all of its Public Shares that are outstanding. The Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the Public Shares in consideration of a per-share price to be announced at a later date, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company of up to $1,000,000 to fund working capital requirements and not previously released to pay its franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), by (B) the total number of then outstanding Public Shares, which redemption will completely extinguish rights of the Public Stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board in accordance with applicable law, dissolve and liquidate, subject in each case to the Corporation’s obligations under Delaware law to provide for claims of creditors and other requirements of applicable law. In addition, as the Company will not consummate an initial Business Combination within the Combination Period, there will be no redemption rights or liquidating distributions with respect to the Public Warrants, which will expire worthless.

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

On July 28, 2023, the Company issued a press release announcing that it will redeem all of its Public Shares that are outstanding, with such redemption expected to be effective as of August 11, 2023, because the Company will not complete an initial Business Combination by the end of the Combination Period.

Due to the Company’s inability to consummate an initial Business Combination within the Combination Period, the Company intends to liquidate and dissolve in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation and will redeem all of its Public Shares that are outstanding. The Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the Public Shares in consideration of a per-share price to be announced at a later date, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company of up to $1,000,000 to fund working capital requirements and not previously released to pay its franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), by (B) the total number of then outstanding Public Shares, which redemption will completely extinguish rights of the Public Stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board in accordance with applicable law, dissolve and liquidate, subject in each case to the Corporation’s obligations under Delaware law to provide for claims of creditors and other requirements of applicable law. In addition, as the Company will not consummate an initial Business Combination within the Combination Period, there will be no redemption rights or liquidating distributions with respect to the Public Warrants, which will expire worthless.

Results of Operations

Our entire activity since inception through June 30, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination.

For the three months ended June 30, 2023, we had net income of $2,269,375, which consisted of $4,196,902 of income from interest in operating account and marketable securities held in Trust Account and $946,400 of non-operating gain resulting from the change in fair value of warrant liability, offset by $1,772,895 in general and administrative costs and $1,051,032 in income tax expense.

For the three months ended June 30, 2022, we had net income of $1,933,459, which consisted of $274,098 of income from interest in operating account and marketable securities held in Trust Account and $1,892,800 of non-operating gain resulting from the change in fair value of warrant liability, offset by $165,146 in general and administrative costs and $ 18,293 in income tax expense.

For the six months ended June 30, 2023, we had net income of $4,496,230, which consisted of $7,832,037 of income from interest in operating account and marketable securities held in Trust Account and $676,000 of non-operating gain resulting from the change in fair value of warrant liability, offset by $1,952,123 in general and administrative costs and $1,959,684 in income tax expense.

For the six months ended June 30, 2022, we had net income of $4,668,794, which consisted of $280,243 of income from interest in operating account and marketable securities held in Trust Account and $5,070,000 of non-operating gain resulting from the change in fair value of warrant liability, offset by $563,156 in general and administrative costs and $18,293 in income tax expense.

Liquidity and Going Concern

As of June 30, 2023, the Company had approximately $2.0 million in its operating bank account and a working capital deficit of approximately $54,000.

The Company’s liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor and the advancement of funds by the Sponsor under the Note (as defined below) to cover the Company’s expenses in connection with the Initial Public Offering. As of June 30, 2023, no amounts remained outstanding under the Note. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2023, there were no amounts outstanding under any Working Capital Loans.

Pursuant to the trust agreement dated as of August 9, 2021 between the Company and CST, during the six months ended June 30, 2023, the Company withdrew $2,668,494 of interest income from the Trust Account to satisfy franchise and income tax obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 12, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

On July 28, 2023, the Company issued a press release announcing that it will redeem all of its Public Shares that are outstanding, with such redemption expected to be effective as of August 11, 2023, because the Company will not complete an initial Business Combination by the end of the Combination Period.

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

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of an initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2023 and 2022, the Company incurred $30,000 and $60,000, respectively, in expenses in connection with such services as reflected in the accompanying unaudited condensed statements of operations. As of June 30, 2023 and December 31, 2022, the Company had approximately $230,000 and $170,000, respectively, in accrued expenses – related party in connection with such services as reflected in the accompanying unaudited condensed balance sheets.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. dollars in conformity with accounting principles generally accepted in the United States (“GAAP”) and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. A summary of our significant accounting policies is included in Note 2 to our unaudited condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our unaudited condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our Annual Report on Form 10-K, filed with the SEC on March 30, 2023. There have been no significant changes in the application of our critical accounting policies during the three months ended June 30, 2023.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective as of June 30, 2023, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in restatement of our unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 and restatement of our audited balance sheet as of August 12, 2021 included in Amendment No. 1 to our Form 8-K originally filed on August 18, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, shares of Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2023, other than noted below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. We are monitoring our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. We are also ensuring enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On March 29, 2021, the Sponsor paid $25,000, or approximately $0.002 per share, on behalf of the Company in exchange for a capital contribution and in consideration of 10,062,500 shares of Class B common stock, par value $0.0001 per share. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). With partial exercise of the over-allotment option on August 24, 2021 and subsequent expiration of the over-allotment option on September 23, 2021, 8,925,000 Founder Shares were outstanding as of June 30, 2023 with 1,137,500 Founder Shares forfeited.

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

PART III

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of August 2023.

CONYERS PARK III ACQUISITION CORP.

By:	/s/ David J. West
Name:	David J. West
Title:	Chief Executive Officer